Form 10QSB
period 2006-07-31
GEMINI EXPLORATIONS, INC.
filed 2006-10-23
CIK 1373693

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-136859

GEMINI EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11630 99th Avenue
Surrey, British Columbia
Canada V3V 2M1
(Address of principal executive offices, including zip code.)

(604) 930-9301
(Registrant's telephone number, including area code)

The Company is a Shell company:       Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 19, 2006, the Company had 8,000,000 shares of common stock outstanding.

=======================================================================================================

PART I

ITEM 1.     FINANCIAL STATEMENTS

Gemini Explorations, Inc.
(An Exploration Stage Company)

July 31, 2006

Gemini Explorations, Inc.
(An Exploration Stage Company)
Balance Sheet
(Expressed in U.S. dollars)

	July 31, 2006 $ (unaudited)	April 30, 2006 $

ASSETS

Current Assets

Cash	9,135	33,898
Total Assets	9,135	33,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	-	3,500
Accrued liabilities	250	-
Due to related party (Note 3(a))	993	922
Total Liabilities	1,243	4,422

Contingencies (Note 1)

Stockholders' Equity

Common Stock, 50,000,000 shares authorized, $0.001 par value; 8,000,000 shares issued and outstanding	8,000	8,000

Additional Paid-in Capital	27,000	27,000

Donated Capital (Note 3(b))	4,500	2,250

Deficit Accumulated During the Exploration Stage	(31,608)	(7,774)
Total Stockholders' Equity	7,892	29,476
Total Liabilities and Stockholders' Equity	9,135	33,898

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	Period from	Accumulated from
	Three Months	January 26, 2006	January 26, 2006
	Ended	(Date of Inception)	(Date of Inception)
	July 31,	to April 30,	to July 31,
	2006	2006	2006
	$	$	$

Revenue	-	-	-

Expenses

Foreign exchange loss (gain)	11	(1,113)	(1,102)
General and administrative (Note 3(b))	2,823	3,098	5,921
Impairment of mineral property costs	-	5,789	5,789
Professional fees	21,000	-	21,000
Total Expenses	23,834	7,774	31,608
Net Loss	(23,834)	(7,774)	(31,608)

Net Loss Per Share - Basic and Diluted	-	-

Weighted Average Shares Outstanding	8,000,000	2,218,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	Period from
	Three Months	January 26, 2006
	Ended	(Date of Inception)
	July 31,	to April 30,
	2006	2006
	$	$

Operating Activities

Net loss	(23,834)	(7,774)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	750	750
Donated services	1,500	1,500
Impairment of mineral property costs	-	5,789

Changes in operating assets and liabilities:
Accounts payable	(3,250)	3,500
Due to related party	71	922
Net Cash Used in Provided by Operating Activities	(24,763)	4,687
Investing Activities

Mineral property costs	-	(5,789)
Net Cash Used in Investing Activities	-	(5,789)
Financing Activities

Proceeds from issuance of common stock	-	35,000
Net Cash Provided By Financing Activities	-	35,000
Increase (Decrease) in Cash	(24,763)	33,898

Cash - Beginning of Period	33,898	-
Cash - End of Period	9,135	33,898
Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. dollars)
(unaudited)
1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (" SFAS" ) No.7 " Accounting and Reporting by Development Stage Enterprises" .. The Company' s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company' s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2006, the Company has never generated any revenues and has accumulated losses of $31,608 since inception. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company' s fiscal year-end is April 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. dollars)
(unaudited)
2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and April 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, " Whether Mineral Rights Are Tangible or Intangible Assets" .. The Company assesses the carrying costs for impairment under SFAS No. 144, " Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Long-lived Assets

In accordance with SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" , the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. dollars)
(unaudited)
2.	Summary of Significant Accounting Policies (continued)

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 " Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 " Foreign Currency Translation" , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (" FASB" ) issued SFAS No. 155 " Accounting for Certain Hybrid Financial Instruments" and in March 2006, the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Assets" , but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

	l)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company' s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Transactions

a)

At July 31, 2006, the Company is indebted to a director of the Company in the amount of $993 (April 30, 2006 - $922), representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions (continued)

b)

During the three months ended July 31, 2006, the Company recognized a total of $750 ($250 per month) for donated rent, and $1,500 ($500 per month) for donated services for office space and services provided by the President of the Company. During the period ended April 30, 2006, the Company recognized $750 and $1,500 for donated rent and donated services, respectively, provided by the President of the Company.

	c)	During the period ended April 30, 2006, the Company entered into trust agreements with the President of the Company. Refer to Note 4.

4.	Mineral Properties

a)

On March 27, 2006, the Company acquired a 100% interest in two mineral claims located in the Province of British Columbia, Canada, for $2,200. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company.

b)

The Company acquired, by staking, a 100% interest in a mineral claim located in the Province of British Columbia, Canada. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. The cash we raised in our completed private placement will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We are conducting research in the form of exploration of the property. Our exploration program is explained in this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1. April 2007, retain our consultant to manage the exploration of the property. - Maximum cost of $15,000. Time of retention 0-90 days.

2. May 2007 to August, 2007 - Core drilling. Core drilling will cost $20.00 per foot. We plan to drill 15 holes to a depth of 100 feet. The total cost will be $30,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators. Time to conduct the core drilling - 120 days.

3. September 2007 to November, 2007 - Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $4,500 to analyze the core samples and will take 30 days.

All funds for the foregoing activities have been obtained from our private placement.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find.

Results of Activities

From Inception on January 26, 2006

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We have staked the property and have begun exploration.

In April 2006, we completed a private placement and raised $30,000 for our exploration program.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

We issued 5,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to our sole officer and director, March 2006, in consideration of $5,000. The shares were sold to a non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

In April 2006, we completed a private placement of 3,000,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $30,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

As of July 31, 2006, our total assets were $9,135 and our total liabilities were $1,243 and we had a working capital balance of $7,892.

Recent accounting pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 " Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of October, 2006.

GEMINI EXPLORATIONS, INC.

BY:	SUHEIL SALAMEH
Suheil Salameh
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors