Form 10KSB
period 2007-06-30
GEMINI EXPLORATIONS, INC.
filed 2007-08-14
CIK 1373693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [	] to [	]
	Commission file number	000-52399
GEMINI EXPLORATIONS, INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 103, 240-11th Avenue SW, Calgary, Alberta Canada	T2R 0C3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  403.697.4877

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

CW1364136.1

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]
State issuer’s revenues for its most recent fiscal year.	$Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

54,000,000 common shares @ $0.153(1) = $8,262,000

(1) Average of bid and ask closing prices on August 9, 2007.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

60,000,000 common shares issued and outstanding as of August 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

CW1364136.1

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Gemini Explorations, Inc., unless otherwise indicated.

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

Subsequent to our year end, we effected a 2 for 1 stock split of our common stock. As a result our authorized capital increased to 900,000,000 shares of common stock with a par value of $0.001 effective July 10, 2007. On July 11, 2007 our symbol changed to “GXPI.OB”.

Our executive offices are located at Suite 103, 240 – 11th Avenue SW, Calgary, Alberta Canada T2R 0C3.

In May 2006, Mr. Salameh, our former president and a former member of our board of directors acquired one mineral property containing 16 contiguous cells in British Columbia, Canada by arranging the staking of the same through James W. McLeod, a non affiliated third party for US$3,500. Mr. McLeod is a self employed contract staker and field worker residing in Surrey, British Columbia. We have not paid and do not intend to reimburse Mr. Salameh for the cost of acquiring the claim.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. The claim is recorded in the name of Mr. Salameh, a former officer and director of our company and the claim was recently transferred to Michael Hill, one of our current officers and directors. No money will be

CW1364136.1

paid to Mr. Hill to transfer the property to us. Mr. Hill has executed a declaration of trust wherein he agreed to hold the property for us and would deliver title upon our demand.

To date we have not performed any work on the property and have since let the mineral claim lapse.

On February 9, 2007, we entered into a mining acquisition agreement with Minera Primecap S.A. whereby we acquired a 100% undivided interest in and to exploitation license number 17486 located in the municipality of Los Andes, Sotomayor, Nariño, Columbia.

In consideration for the interest, we agreed to pay to Minera Primecap S.A. $150,000, which has been paid, and the issuance of 2,500,000 shares of common stock of our company.

Our company will be the operator of the property.

Our Current Business

We are an exploration stage corporation. We had the right to conduct exploration activities on one of our properties, but we have since let that mineral claim lapse. We intend to conduct exploration work on our La Planada project located in Colombia. Accordingly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property; in fact, the likelihood that a commercially viable mineral deposit exists is remote.

On February 9, 2007, we entered into a mining acquisition agreement with Mineral Primecap S.A. whereby we acquired a 100% undivided interest in and to exploitation license number 17486 located in the municipality of Los Andes, Sotomayor, Narino, Colombia (the “La Planada” project). In consideration for the interest, we agreed to pay to Mineral Primecap S.A. $150,000, which has been paid and the issuance of 5,000,000 post-split shares of common stock of our company.

We intend to conduct roadwork trenching, sampling and indentification of drilling targets for gold on our La Planada gold project.

Competition

We are an exploration stage company engaged in the acquisition of a prospective mineral or oil and gas property. As we currently do not own an interest in a mineral or oil and gas property, we compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Compliance with Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in Canada, United States and Colombia, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

CW1364136.1

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in Colombia.  There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Employees

Currently our only employees are our directors, officers, office administrator and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2007 is $1,432,312. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

CW1364136.1

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

All of our projects are located in Colombia where oil and gas exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

Our project is located in Colombia. Exploration activities in Colombia may be affected in varying degrees by political instabilities and government regulations relating to the oil and gas industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and safety. The status of Colombia as a developing country may make it more difficult for us to obtain any required financing for our project. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring Colombia political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Colombia economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Colombia fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

CW1364136.1

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

CW1364136.1

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not own any real property. Our principal business offices are located at Suite 103, 240-11th Avenue SW, Calgary, Alberta Canada T2R 0C3. We currently lease our space at an annual cost of C$13,800. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

La Planada Property

On February 9, 2007, we entered into a mining acquisition agreement with Mineral Primecap S.A. whereby we acquired a 100% undivided interest in and to exploitation license number 17486 located in the municipality of Los Andes, Sotomayor, Narino, Colombia (the “La Planada” project). In consideration for the interest, we agreed to pay to Mineral Primecap S.A. $150,000, which has been paid and the issuance of 5,000,000 post-split shares of common stock of our company.

ITEM 3.	LEGAL PROCEEDINGS.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “GMNX.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since February 9, 2007. On January 29, 2007 our symbol changed to “GMXP.OB” and to “GXPI.OB” on July 11, 2007.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
July 31, 2007	$0.49	$0.11
April 30, 2007	$1.09	$0.27
January 31, 2007	No trades	No trades
October 31, 2006	No trades	No trades
July 31, 2006	No trades	No trades

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Empire Stock Transfer Company, 2470 St. Rose Pkwy, Suite 304, Henderson, NV 89074, (Telephone: 702.818.5898; Facsimile: 702.974.1444) is the registrar and transfer agent for our common shares. On August 9, 2007, the shareholders' list of our common shares showed 3 registered shareholders and 60,000,000 shares outstanding.

CW1364136.1

Dividend Policy

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.

Recent Sales of Unregistered Securities

In March 2006, we issued 5,000,000 pre-split shares to Suheil Salameh, our former president, secretary, treasurer and director in consideration of $0.001 per share for total proceeds of $5,000. We issued the securities to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

In April 2006, we issued 3,000,000 pre-split shares of our common stock to 40 individuals in consideration of $0.01 per share for total proceeds of $30,000. We issued the securities to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 1, 2007, we cancelled 5,000,000 pre-split shares that we repurchased from our former president, secretary, treasurer and director in consideration for the payment of $100,000.

On March 20, 2007, we issued 2,500,000 pre-split shares of our common stock to Michael Hill in recognition of him becoming a director of our company. We issued the securities to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 20, 2007, we also issued 500,000 pre-split shares of our common stock to Oscar Fernandez in recognition of him becoming a director of our company. We issued the securities to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 27, 2007, we repurchased 5,000,000 pre-split shares from Suheil Salameh, our former officer and director in consideration for the payment of $100,000. On March 1, 2007, we cancelled the 5,000,000 pre-split shares that we repurchased.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended April 30, 2008, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

CW1364136.1

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

We require a minimum of approximately $270,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $88,312 and a working capital deficit in the amount of $331,925 as of April 30, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and / or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

We have a 100% interest in the exploitation license on the La Planada gold project located in Colombia. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further exploration and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business activities.

We issued 5,000,000 pre-split shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to our former sole officer and director in March 2006 in consideration of $5,000. The shares were sold to a non-US person and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

In April 2006, we completed a private placement of 3,000,000 pre-split restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $30,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

In February of 2007, we received a $100,000 unsecured loan from an arms length investor which was paid directly to the vendor of our La Planada project. As at April 30, 2007, we received an additional $250,000 unsecured loan from the same arms length investor. The loans are non-interest bearing, unsecured and have no fixed repayment terms and we anticipate that the loans will be converted into an equity investment in the near future.

CW1364136.1

Over the next twelve months we intend to use our available funds to fund our operations and conduct exploration on our La Planada property as follows:

Estimated Net Expenditures During the Next Twelve Months

General, Administrative and Corporate Expenses	$120,000
Exploration Expenses (consisting of roadwork, trenching, geologists, sampling)	$750,000
Professional fees	$ 50,000
Working Capital	$100,000
Total	$1,020,000

As of April 30, 2007, our total assets were $89,342 and our total liabilities were $420,237 and we had a working capital deficit of $331,925. Our financial statements report a net loss of $1,424,538 for the fiscal year ended April 30, 2007, and a net loss of $1,432,312 for the period from January 26, 2006 (date of incorporation) to April 30, 2007. Our losses have increased primarily as a result of expenses in all categories, especially mineral property costs. Our net loss from operations increased to $1,436,429 for the fiscal year ended April 30, 2007, as compared to $7,774 for the period from January 26, 2006 (date of incorporation) to April 30, 2006.

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

Product Research and Development

We are conducting research in the form of exploration of our Gold Hunt and La Planada properties. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2008.

Employees

Currently our only employees are our directors, officers, office administrator and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The

CW1364136.1

financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended April 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

CW1364136.1

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

ITEM 7.	FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2006 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm of Manning Elliott LLP, Chartered Accountants, dated August 2, 2007;
2.	Balance Sheets as at April 30, 2007 and April 30, 2006;
3.

Statements of Operations for the year ended April 30, 2007, for the period from January 26, 2006 (Date of Inception) to April 30, 2006 and accumulated from January 26, 2006 (Date of Inception) to April 30, 2007;

4.

Statements of Cash Flows for the year ended April 30, 2007, for the period from January 26, 2006 (Date of Inception) to April 30, 2006 and accumulated from January 26, 2006 (Date of Inception) to April 30, 2007;

CW1364136.1

5.	Statements of Stockholders’ Equity (Deficit) for the period from January 26, 2006 (Date of Inception) to April 30, 2007;
6.	Notes to the Financial Statements.

CW1364136.1

2

Gemini Explorations, Inc.

(An Exploration Stage Company)

April 30, 2007

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders’ Equity (Deficit)	F–5

Notes to the Financial Statements	F–6

CW1364136.1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Gemini Explorations, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gemini Explorations, Inc. as of April 30, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the year ended April 30, 2007, the period from January 26, 2006 (Date of Inception) to April 30, 2006 and accumulated from January 26, 2006 to April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Gemini Explorations, Inc., as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended April 30, 2007, the period from January 26, 2006 to April 30, 2006 and accumulated from January 26, 2006 to April 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue, has accumulated losses since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 2, 2007

Gemini Explorations, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

ASSETS

Current Assets

Cash	88,312	33,898

Total Current Assets	88,312	–

Property and Equipment (Note 3)	1,030	–

Total Assets	89,342	33,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	6,067	3,500
Accrued liabilities	52,292	–
Loans payable (Note 4)	350,000	–
Due to related party (Note 5)	11,878	922

Total Liabilities	420,237	4,422

Contingencies and Commitments (Note 1 and 6)

Stockholders’ Equity (Deficit)

Common Stock, 900,000,000 shares authorized, $0.001 par value; 60,000,000 and 144,000,000 shares issued and outstanding, respectively	60,000	144,000

Additional Paid-in Capital (Deficit)	(118,333)	(109,000)

Common Stock Subscribed (Note 6(c))	1,150,000	–

Donated Capital (Note 5(b))	9,750	2,250

Deficit Accumulated During the Exploration Stage	(1,432,312)	(7,774)

Total Stockholders’ Equity (Deficit)	(330,895)	29,476

Total Liabilities and Stockholders’ Equity (Deficit)	89,342	33,898

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	Accumulated from		Period from
	January 26, 2006	For the	January 26, 2006
	(Date of Inception)	Year Ended	(Date of Inception)
	to April 30,	April 30,	to April 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Foreign exchange gain	(393)	720	(1,113)
General and administrative (Note 5(b))	86,691	83,593	3,098
Impairment of mineral property costs (Note 6)	1,305,789	1,300,000	5,789
Mineral exploration costs	52,116	52,116	–

Total Expenses	1,444,203	1,436,429	7,774

Net Loss from Operations	(1,444,203)	(1,436,429)	(7,774)

Other Income			–

Gain on forgiveness of debt (Note 5(a))	11,891	11,891	–

Net Loss	(1,432,312)	(1,424,538)	(7,774)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		129,386,000	4,436,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	Accumulated from		Period from
	January 26, 2006	For the	January 26, 2006
	(Date of Inception)	Year Ended	(Date of Inception)
	to April 30,	April 30,	to April 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(1,432,312)	(1,424,538)	(7,774)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	29	29	–
Donated rent and services	9,750	7,500	2,250
Gain on forgiveness of debt	(11,891)	(11,891)	–
Impairment of mineral property costs	1,305,789	1,300,000	5,789
Stock-based compensation	6,667	6,667	–

Changes in operating assets and liabilities:

Accounts payable	6,067	2,567	3,500
Accrued liabilities	52,116	52,116	–
Due to related party	23,769	22,847	922

Net Cash Provided By (Used In) Operating Activities	(39,840)	(44,527)	4,687

Investing Activities

Purchase of property and equipment	(1,059)	(1,059)	–
Mineral property costs	(55,789)	(50,000)	(5,789)

Net Cash Used in Investing Activities	(56,848)	(51,059)	(5,789)

Financing Activities

Proceeds from loans payable	250,000	250,000	–
Proceeds from issuance of common stock	35,000	–	35,000
Repurchase of common stock	(100,000)	(100,000)	–

Net Cash Flows Provided By Financing Activities	185,000	150,000	35,000

Increase in Cash	88,312	54,414	33,898

Cash - Beginning of Period	–	33,898	–

Cash - End of Period	88,312	88,312	33,898

Non-cash Investing and Financing Activities

Stock issuable for mineral property costs	1,150,000	1,150,000	–

Supplemental Disclosures

Interest paid			–
Income taxes paid			–

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from January 26, 2006 (Date of Inception) to April 30, 2007

(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional		Common	During the
			Paid-in	Donated	Stock	Exploration
	Shares	Amount	Capital	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$	$

Balance – January 26, 2006 (Date of Inception)	–	–	–	–	–	–	–

March 21, 2006 – common shares issued for cash at $0.000056 per share	90,000,000	90,000	(85,000)	–	–	–	5,000

April 30, 2006 – common shares issued for cash at $0.00056 per share	54,000,000	54,000	(24,000)	–	–	–	30,000

Donated rent and services	–	–	–	2,250	–	–	2,250

Net loss for the period	–	–	–	–	–	(7,774)	(7,774)

Balance – April 30, 2006	144,000,000	144,000	(109,000)	2,250	–	(7,774)	29,476

February 27, 2007 – repurchase and cancellation of common shares at $0.001 per share	(90,000,000)	(90,000)	(10,000)	–	–	–	(100,000)

Issuance of shares for services at a fair value of $0.001 per share	6,000,000	6,000	667	–	–	–	6,667

Shares issuable for mineral property acquisition	–	–	–	–	1,150,000	–	1,150,000

Donated rent and services	–	–	–	7,500	–	–	7,500

Net loss for the year	–	–	–	–	–	(1,424,538)	(1,424,538)

Balance – April 30, 2007	60,000,000	60,000	(118,333)	9,750	1,150,000	(1,432,312)	(330,895)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2007, the Company has a working capital deficit of $331,925, has never generated any revenues and has accumulated losses of $1,432,312 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful lives and recoverability of long-lived assets, donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

CW1364136.1

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

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

g)	Property and Equipment

Property and equipment consists of office furniture and equipment, which are recorded at cost and depreciated over their estimated useful life of three years on a straight-line basis.

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, loans payable and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.	Property and Equipment

	Cost $	Accumulated Amortization $	April 30, 2007 Net Carrying Value $	April 30, 2006 Net Carrying Value $

Office furniture and equipment	1,059	29	1,030	–

4.	Loans Payable

As at April 30, 2007, the Company owes $100,000 to a third party which advanced funds to the vendor of the mineral property acquired by the Company as described in Note 6(c) on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for the $100,000 owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. As at April 30, 2007, the Company owes an additional $250,000 to the same third party. The total loan balance outstanding is non-interest bearing, unsecured and due on demand.

5.	Related Party Transactions
a)

As at April 30, 2007, the Company is indebted to the former President of the Company in the amount of $nil (2006 - $922) representing advances and expenses paid on behalf of the Company. During the year ended April 30, 2007, $11,891 owing to the former President of the Company was forgiven.

b)

During the year ended April 30, 2007, the Company recognized $2,500 (period ended April 30, 2006 - $750) for donated rent and $5,000 (period ended April 30, 2006 - $1,500) for donated services provided by the former President of the Company. On April 1, 2007, the Company commenced paying rent and accordingly ceased recording donated rent. On March 20, 2007, the Company issued 6,000,000 shares at a fair value of $6,667 to two directors in consideration for agreeing to become directors. Accordingly the Company ceased to record donated services.

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

5.	Related Party Transactions (continued)
c)	As at April 30, 2007 the Company is indebted to the President of the Company in the amount of $11,878 (2006 - $nil) representing expenses paid on behalf of the Company.
d)	During the period ended April 30, 2006, the Company entered into trust agreements with the former President of the Company. Refer to Note 6.

6.	Mineral Properties
a)

On March 27, 2006, the Company acquired a 100% interest in two mineral claims located in the Province of British Columbia, Canada, for $2,200. The claims are registered in the name of President who has executed a trust agreement to hold the claims in trust on behalf of the Company. During fiscal 2006, the Company recognized an impairment loss of $2,200, as it had not yet been determined whether there are proven or probable reserves on the property. During fiscal 2007, the mineral claims expired.

b)

On April 28, 2006, the Company acquired, by staking, a 100% interest in a mineral claim located in the Province of British Columbia, Canada for $3,589. The claims are registered in the name of the President who has executed a trust agreement to hold the claims in trust on behalf of the Company During fiscal 2006, the Company recognized an impairment loss of $3,589, as it had not yet been determined whether there are proven or probable reserves on the property. During fiscal 2007, the mineral claim expired.

c)

On February 9, 2007, the Company acquired a 100% interest, subject to a 2% net smelter return, in a mineral property located in Los Andes, Sotomayor, Narino, in consideration for $150,000 (paid) and 5,000,000 shares of common stock of the Company. As at April 30, 2007, the Company had not issued the shares and $1,150,000 representing the fair value of the shares has been recorded as common stock subscribed. As at April 30, 2007, the Company recognized an impairment loss of $1,300,000, as it has not yet been determined whether there are proven or probable reserves on the property.

7.	Common Stock

Share transactions for the year ended April 30, 2007:

a)

On July 10, 2007, the Company effected a 2:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 450,000,000 shares of common stock to 900,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

b)

On January 23, 2007, the Company effected a 9:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 50,000,000 shares of common stock to 450,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

c)

During the year ended April 30, 2007, the Company issued 5,000,000 common shares of the Company to the President and 1,000,000 common shares of the Company to a director of the Company at a fair value of $6,667 in consideration agreeing to become directors of the Company.

d)	On February 27, 2007, the Company repurchased and cancelled 90,000,000 shares of common stock from the former President of the Company for $100,000.

Share transactions for the period ended April 30, 2006:

e)	On April 30, 2006, the Company issued 54,000,000 shares of common stock at $0.00056 per share for proceeds of $30,000.
f)	On March 21, 2006, the Company issued 90,000,000 shares of common stock to the President of the Company at $0.000056 per share for proceeds of $5,000.

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

8.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has net operating losses carried forward of approximately $264,000 available to offset taxable income in future years which expire beginning in fiscal 2026. Pursuant to SFAS 109, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes for the periods ended April 30, 2007 and 2006 as a result of the following:

	Year Ended April 30, 2007 $	Period Ended April 30, 2006 $

Net loss before income taxes per financial statements	1,424,538	7,774

Income tax rate	35%	35%

Income tax recovery	(498,588)	(2,721)

Permanent differences	406,281	788

Temporary differences	(27)	–

Change in valuation allowance	92,334	1,933

Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at May 31, 2007, after applying enacted corporate income tax rates, are as follows:

	April 30, 2007 $	April 30, 2006 $

Net operating losses carried forward	94,267	1,933

Valuation allowance	(94,267)	(1,933)

Net deferred income tax asset	–	–

9.	Subsequent Events

On July 10, 2007, the Company effected a 2:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 450,000,000 shares of common stock to 900,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being April 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president, secretary and treasurer. Based upon that evaluation, our company’s president, secretary and treasurer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president, secretary and treasurer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael Hill	Director President, Secretary, Treasurer and Chief Executive Officer	47	January 5, 2007 February 14, 2007
Oscar Fernandez	Director	51	February 14, 2007

CW1364136.1

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Hill

Mr. Hill has over twenty years of experience in venture capital finance, investment banking and business development in North America, Europe and South America. Mr. Hill has extensive involvement in the initial start up and secondary funding of both private and public companies in a variety of sectors including: mining exploration, oil and gas, cable and media, technology and biotechnology. He has successfully completed and participated in transactions ranging up to $250,000,000 and has been an intricate participant in numerous merger and acquisition strategies. Mr. Hill began his investment career in 1987 at Burns Fry Ltd. and worked at Scotia McLeod, Majendie Charlton and Research Capital Ltd.

In 2002, Mr. Hill left Research Capital and started his own finance and consulting company. Since that time, Mr. Hill has been active in private and public companies operating in California, British Columbia and Colombia South America.

For the past year, Mr. Hill has consulted and worked on his third South American mining exploration and development project. From 1994 to 1996 he worked closely with Minera Andes Inc. to fund and develop their mining exploration program in Argentina. Mr. Hill went on to finance a gold and copper exploration company in Brazil from 1996 thru 1999 that continues today as a private company. Mr. Hill’s current focus is to explore and develop precious metal deposits in Colombia and bring them forward to the public market place.

Oscar Fernandez

Mr. Oscar Fernandez is a Colombian citizen residing in Medellin, Colombia. Mr. Fernandez attended Jorge Robledo University and Louisiana State University graduating in 1979 from the International Trade and Finance faculty with a degree in International Finance. In 1980 Mr. Fernandez worked with the Irving Trust Co. of New York and then moved to Banco Comercial Antioqueno where he spent the next 14 years in management and executive roles with specific experience as both International Division Manager and International Vice President overseeing international banking operations.

Mr. Fernandez and his family have extensive agricultural, cattle and timber holdings throughout Colombia where he spent the past 14 years in his role as General Manager.

Mr. Fernandez is the President of the board of directors of the Regional Timber Growers Association for Colombia and Board President for the Instituto de Capacitacion Los Alamos an institution dedicated to helping persons with mental disabilities.

Mr. Fernandez brings a wealth of Colombian business knowledge and contacts to his position as director  and board member of our company.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

CW1364136.1

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Michael Hill	2(1)(2)	1(1)	Nil
Oscar Fernandez	2(1)(2)	1(1)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Effective July 24, 2007, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s President (being our Principal Executive Officer) and our company’s Secretary (being our Principal Financial and Accounting Officer and Controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

CW1364136.1

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our President and Secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President or Secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s President or Secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President or Secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics will be filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Gemini Explorations, Inc., of Suite 103, 240 – 11th Avenue SW, Calgary, Alberta T2R 0C3 Canada.

Nomination Process

As of August 9, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, consisting of Michael Hill and Oscar Fernandez. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

CW1364136.1

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2007; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended April 30, 2007, who we will collectively refer to as our named executive officers, of our company for the year ended April 30, 2007 and for the period from January 26, 2006 (date of inception) to April 30, 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Michael Hill, Chief Executive Officer, President, Secretary and Treasurer(1)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	5,556(2) Nil	Nil Nil	Nil Nil	5,556 Nil
Suheil Salameh former Chief Executive Officer, President, Secretary and Treasurer(3)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Hill was appointed the Chief Executive Officer, President, Secretary and Treasurer of our company on February 14, 2007.

(2)	On March 20, 2007 we issued 2,500,000 pre-split shares to Mr. Hill in consideration for his services as a director of our company.

(3)

Mr. Salameh was appointed the Chief Executive Officer, President, Secretary and Treasurer of our company on January 26, 2006 and resigned as or Chief Executive Officer, President, Secretary and Treasurer on February 14, 2007.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at April 30, 2007, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended April 30, 2007.

Options Grants in the Year Ended April 30, 2007

During the year ended April 30, 2007, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended April 30, 2007 and Year End Option Values

There were no stock options exercised during the year ended April 30, 2007 and no stock options held by our executive officers at the end of the year ended April 30, 2007.

CW1364136.1

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended April 30, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended April 30, 2007, we did not pay any compensation or grant any stock options to our directors, except that on March 20, 2007 we issued 500,000 pre-split shares to Oscar Fernandez in consideration for his services as a director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 9, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael Hill Suite 103, 240 – 11th Avenue SW Calgary, Alberta T2R 0C3	5,000,000	8.3%
Oscar Fernandez Carrera 32 1 B Sur-51 Of. 618 Mall Ventura Medellin, Colombia	1,000,000	1.7%
Directors and Executive Officers as a Group(1)	6,000,000 common shares	10%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 9, 2007. As of August 9, 2007, there were 60,000,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

CW1364136.1

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended April 30, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

We are indebteded to Suheil Salameh, our former president, secretary, treasurer and director, in the amount of $nil as of April 30, 2007 compared to $922 as of April 30, 2006. During the year ended April 30, 2007, $11,891 owing to Suheil Salameh was forgiven.

During the year ended April 30, 2007, we recognized $2,500 (period ended April 30, 2006 - $750) for donated rent and $5,000 (period ended April 30, 2006 - $1,500) for donated serviced provided by Suheil Salameh. As of April 1, 2007, we commenced paying rent and ceased recording donated rent.

As at April 30, 2007, we are indebted to our Michael Hill, our current president, secretary, treasurer and director, in the amount of $11,878 (2006 - $nil) for expenses paid on behalf of our company.

On March 20, 2007, we issued 5,000,000 post-split shares to Michael Hill and 1,000,000 post-split shares to Oscar Fernandez, a director of our company, in consideration of each of them agreeing to become directors of our company.

Corporate Governance

Our board of directors has determined that Oscar Fernandez is an independent director as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, consisting of Michael Hill and Oscar Fernandez. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13.	EXHIBITS.
Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)

CW1364136.1

4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)
10.3*	Trust Agreement dated July 17, 2007 with Michael Hill
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal year ended April 30, 2007 and for the period from January 26, 2006 (date of inception) to April 30, 2006 were $9,090 and $nil respectively.

Audit Related Fees

For the fiscal year ended April 30, 2007 and for the period from January 26, 2006 (date of inception) to April 30, 2006 , the aggregate fees billed for assurance and related services by Manning Elliott LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $nil and $nil respectively.

Tax Fees

For the fiscal year ended April 30, 2007 and for the period from January 26, 2006 (date of inception) to April 30, 2006 the aggregate fees billed by Manning Elliott LLP for other non-audit professional services, other than those services listed above, totalled $nil and $nil respectively.

All Other Fees

We did not incur any other fees, other than described above, during the year endedApril 30, 2007 and for the period from January 26, 2006 (date of inception) to April 30, 2006.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

CW1364136.1

The board of directors has considered the nature and amount of the fees billed by Manning Elliott LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Manning Elliott LLP.

CW1364136.1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMINI EXPLORATIONS, INC.

By: /s/ Michael Hill

Michael Hill

Chief Executive Officer, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Hill

Michael Hill

Chief Executive Officer, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2007

By: /s/ Oscar Fernandez

Oscar Fernandez

Director

Date: August 14, 2007

CW1364136.1