Form 10QSB
period 2007-07-31
GEMINI EXPLORATIONS, INC.
filed 2007-09-19
CIK 1373693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

As of September 11, 2007, there were 60,000,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Gemini Explorations, Inc.

(An Exploration Stage Company)

July 31, 2007

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Gemini Explorations, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2007 $ (unaudited)	April 30, 2007 $

ASSETS

Current Assets

Cash	6,075	88,312

Total Current Assets	6,075	88,312

Property and Equipment (Note 3)	942	1,030

Total Assets	7,017	89,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	762	6,067
Accrued liabilities	16,835	52,292
Loans payable (Note 4)	350,000	350,000
Due to related party (Note 5(b))	8,515	11,878

Total Liabilities	376,112	420,237

Contingencies and Commitments (Note 1 and 6)

Subsequent Event (Note 8)

Stockholders’ Deficit

Common Stock, 900,000,000 shares authorized, $0.001 par value; 60,000,000 shares issued and outstanding	60,000	60,000

Additional Paid-in Deficit	(118,333)	(118,333)

Common Stock Subscribed (Note 6)	1,150,000	1,150,000

Donated Capital	9,750	9,750

Deficit Accumulated During the Exploration Stage	(1,470,512)	(1,432,312)

Total Stockholders’ Deficit	(369,095)	(330,895)

Total Liabilities and Stockholders’ Deficit	7,017	89,342

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from	For the	For the
	January 26, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Foreign exchange gain	678	1,071	11
General and administrative (Note 5(a))	123,820	37,129	23,573
Impairment of mineral property costs	1,305,789	–	–
Mineral exploration costs	52,116	–	–

Total Expenses	1,482,403	38,200	23,584

Net Loss from Operations	(1,482,403)	(38,200)	(23,584)

Other Income

Gain on forgiveness of debt	11,891	–	–

Net Loss	(1,470,512)	(38,200)	(23,584)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding (Note 7)		60,000,000	144,000,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2007	2006
	$	$

Operating Activities

Net loss	(38,200)	(23,584)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	–
Donated rent	–	750
Donated services	–	1,500

Changes in operating assets and liabilities:
Accounts payable	(5,305)	–
Accrued liabilities	(35,457)	(3,500)
Due to related party	(3,363)	71

Net Cash Used in Operating Activities	(82,237)	(24,763)

Decrease in Cash	(82,237)	(24,763)

Cash - Beginning of Period	88,312	33,898

Cash - End of Period	6,075	9,135

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2007, the Company has a working capital deficit of $370,037, has never generated any revenues and has accumulated losses of $1,470,512 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

(b)	Interim Financial Statements

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

(c)	Use of Estimates

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

(d)	Basic and Diluted Net Income (Loss) Per Share

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

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

(e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(g)	Mineral Property Costs

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

(h)	Property and Equipment

Property and equipment consists of office furniture and equipment, which are recorded at cost and depreciated over their estimated useful life of three years on a straight-line basis.

(i)	Long-lived Assets

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

(j)	Financial Instruments

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

(k)	Income Taxes

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

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

(l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuation.

(m)	Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

(n)	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

(n)	Recently Adopted Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

3.	Property and Equipment

	Cost $	Accumulated Depreciation $	July 31, 2007 Net Carrying Value $	April 30, 2007 Net Carrying Value $

Office furniture and equipment	1,059	117	942	1,030

4.	Loans Payable

As at July 31, 2007, the Company owes $100,000 to a third party which advanced funds to the vendor of the mineral property acquired by the Company as described in Note 6 on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for the $100,000 owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. As at July 31, 2007, the Company owes an additional $250,000 to the same third party. The total loan balance outstanding is non-interest bearing, unsecured and due on demand.

5.	Related Party Transactions

(a)

During the three months ended July 31, 2006, the Company recognized $750 for donated rent and $1,500 for donated services provided by the former President of the Company. On April 1, 2007, the Company commenced paying rent and accordingly ceased recording donated rent. On March 20, 2007, the Company issued 6,000,000 shares at a fair value of $6,667 to two directors in consideration for agreeing to become directors. Accordingly the Company ceased to record donated services.

(b)	As at July 31, 2007 the Company is indebted to the President of the Company in the amount of $8,515 (April 30, 2007 - $11,878) representing expenses paid on behalf of the Company.

6.	Mineral Properties

On February 9, 2007, the Company acquired a 100% interest, subject to a 2% net smelter return, in a mineral property located in Los Andes, Sotomayor, Narino, in consideration for $150,000 (paid) and 5,000,000 shares of common stock of the Company. As at July 31, 2007, the Company had not issued the shares and $1,150,000 representing the fair value of the shares has been recorded as common stock subscribed. As at April 30, 2007, the Company recognized an impairment loss of $1,300,000, as it has not yet been determined whether there are proven or probable reserves on the property.

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

7.	Common Stock

On January 18, 2007, the Company effected a 9:1 forward stock split of the authorized, issued and outstanding common stock. The authorized share capital was increased from 50,000,000 shares of common stock to 450,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

On July 10, 2007, the Company effected a 2:1 forward stock split of the authorized, issued and outstanding common stock. The authorized share capital was increased from 450,000,000 shares of common stock to 900,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

8.	Subsequent Event

On August 23, 2007, the Company entered into a mining acquisition agreement to acquire a producing gold property in the El Bagre-Zargoza mining district, Colombia. Pursuant to the mining acquisition agreement, the Company can acquire an 80% interest for consideration of $100,000 and the issuance of 2,500,000 shares of the Company’s common stock. The cash portion is to be paid in three separate payments of which $10,000 will be paid on or before September 2, 2007 (paid), $40,000 will be paid by October 22, 2007 and the balance of $50,000 will be paid by November 21, 2007. The common shares will be issued on or before October 22, 2007. The Company has the right of refusal to acquire the remaining 20% interest in the mine within 18 months of the effective date. The property is subject to a 2% net smelter return royalty.

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

Our common shares were quoted for trading on the OTCBB under the symbol "GMNX". On January 29, 2007 our symbol changed to “GMXP”.

On July 10, 2007, we effected a 2 for 1 stock split of our common stock. As a result our authorized capital increased to 900,000,000 shares of common stock with a par value of $0.001 effective July 10, 2007. On July 11, 2007 our symbol changed to “GXPI”.

Our executive offices are located at Suite 103, 240 – 11th Avenue SW, Calgary, Alberta Canada T2R 0C3.

In May 2006, Mr. Salameh, our former president and a former member of our board of directors acquired one mineral property containing 16 contiguous cells in British Columbia, Canada by arranging the staking of the same through James W. McLeod, a non affiliated third party for $3,500. Mr. McLeod is a self employed contract staker and field worker residing in Surrey, British Columbia. We have not paid and do not intend to reimburse Mr. Salameh for the cost of acquiring the claim.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. The claim is recorded in the name of Mr. Salameh, a former officer and director of our company and the claim was recently transferred to Michael Hill, one of our current officers and directors. No money will be paid to Mr. Hill to transfer the property to us. Mr. Hill has executed a declaration of trust wherein he agreed to hold the property for us and would deliver title upon our demand.

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

Subsequent to the quarter ended July 31, 2007, we entered into a mining acquisition agreement with James Sikora to acquire the Los Chorros Gold Mine, a producing gold property in the El Bagre-Zargoza mining district, department of Antioquia, Colombia. Pursuant to the mining acquisition agreement, we acquired an 80% majority controlling interest in the Los Chorros mine for the sum of $100,000 and the issuance of 2,500,000 shares of our company. The cash portion will be paid in three separate payments of which $10,000 will be paid on or before September 2, 2007, $40,000 will be paid by October 22, 2007 and the balance of $50,000 will be paid by November 21, 2007. The issuance of the 2,500,000 will be issued on or before October 22, 2007. We have the right of refusal to acquire the remaining 20% interest in the Los Chorros mine within 18 months of the effective date.

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

Subsequent to the quarter ended July 31, 2007, we entered into a mining acquisition agreement with James Sikora to acquire the Los Chorros Gold Mine, a producing gold property in the El Bagre-Zargoza mining district, department of Antioquia, Colombia. Pursuant to the mining acquisition agreement, we acquired an 80% majority controlling interest in the Los Chorros mine for the sum of $100,000 and the issuance of 2,500,000 shares of our company. The cash portion will be paid in three separate payments of which $10,000 will be paid on or before September 2, 2007, $40,000 will be paid by October 22, 2007 and the balance of $50,000 will be paid by November 21, 2007. The issuance of the 2,500,000 will be issued on or before October 22, 2007. We have the right of refusal to acquire the remaining 20% interest in the Los Chorros mine within 18 months of the effective date.

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

We require a minimum of approximately $270,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $6,075 and a working capital deficit in the amount of $370,037 as of July 31, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and / or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

In April 2006, we completed a private placement of 3,000,000 pre-split restricted shares of common stock pursuant to Regulation S of the Securities Act of 1933 and raised $30,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

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

As of July 31, 2007, our total assets were $7,017 and our total liabilities were $376,112 and we had a working capital deficit of $370,037. Our financial statements report a net loss of $38,200 for the three month period ended July 31, 2007, and a net loss of $1,470,512 for the period from January 26, 2006 (date of incorporation) to July 31, 2007. Our losses have increased primarily as a result of expenses in all categories, especially mineral property costs. Our net loss from operations increased to $38,200 for the three month period ended July 31, 2007, as compared to $23,584 for the three month period ended July 31, 2006.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through the equity offerings and loan transactions noted above.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2008.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended April 30, 2007, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on our company's reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after

September 15, 2006. The adoption of this statement did not have a material effect on our company's reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on our company's reported financial position or results of operations.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2007 is $1,470,512. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

All of our projects are located in Colombia where mineral exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)
4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)
10.3	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)
14.1*	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of the Corporation
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Dated:	September 17, 2007

CW1413127.1