Form 10QSB/A
period 2007-07-31
GEMINI EXPLORATIONS, INC.
filed 2007-12-19
CIK 1373693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note: We are filing this amended Form 10-QSB/A to restate our financial statements to record mineral exploration costs incurred during the period. The effect of the restatement is to increase net loss by $55,995 for the three month period ended July 31, 2007 and accumulated from January 26, 2006 (date of inception) to July 31, 2007. Net loss per share was unchanged.

PART I - FINANCIAL INFORMATION

Gemini Explorations, Inc.

(An Exploration Stage Company)

July 31, 2007

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Gemini Explorations, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2007 $ (unaudited)	April 30, 2007 $
	(Restated Note 8)
ASSETS

Current Assets

Cash	6,075	88,312

Total Current Assets	6,075	88,312

Property and Equipment (Note 3)	942	1,030

Total Assets	7,017	89,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	15,762	6,067
Accrued liabilities	57,830	52,292
Loans payable (Note 4)	350,000	350,000
Due to related party (Note 5(b))	8,515	11,878

Total Liabilities	432,107	420,237

Contingencies and Commitments (Note 1 and 6)

Subsequent Event (Note 9)

Stockholders’ Deficit

Common Stock, 900,000,000 shares authorized, $0.001 par value; 60,000,000 shares issued and outstanding	60,000	60,000

Additional Paid-in Deficit	(118,333)	(118,333)

Common Stock Subscribed (Note 6)	1,150,000	1,150,000

Donated Capital	9,750	9,750

Deficit Accumulated During the Exploration Stage	(1,526,507)	(1,432,312)

Total Stockholders’ Deficit	(425,090)	(330,895)

Total Liabilities and Stockholders’ Deficit	7,017	89,342

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from	For the	For the
	January 26, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2007	2007	2006
	$	$	$
	(Restated Note 8)	(Restated Note 8)

Revenue	–	–	–

Expenses

Foreign exchange gain	678	1,071	11
General and administrative (Note 5(a))	123,820	37,129	23,573
Impairment of mineral property costs	1,305,789	–	–
Mineral exploration costs	108,111	55,995	–

Total Expenses	1,538,398	94,195	23,584

Net Loss from Operations	(1,538,398)	(94,195)	(23,584)

Other Income

Gain on forgiveness of debt	11,891	–	–

Net Loss	(1,526,507)	(94,195)	(23,584)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding (Note 7)		60,000,000	144,000,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2007	2006
	$	$
	(Restated Note 8)

Operating Activities

Net loss	(94,195)	(23,584)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	–
Donated rent	–	750
Donated services	–	1,500

Changes in operating assets and liabilities:
Accounts payable	9,695	–
Accrued liabilities	5,538	(3,500)
Due to related party	(3,363)	71

Net Cash Used in Operating Activities	(82,237)	(24,763)

Decrease in Cash	(82,237)	(24,763)

Cash - Beginning of Period	88,312	33,898

Cash - End of Period	6,075	9,135

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

1.	Nature of Operations and Continuance of Business

Gemini Explorations Inc. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These interim unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2007, the Company has a working capital deficit of $426,032, has never generated any revenues and has accumulated losses of $1,526,507 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These interim unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)	Property and Equipment

Property and equipment consists of office furniture and equipment, which are recorded at cost and depreciated over their estimated useful life of three years on a straight-line basis.

i)	Long-lived Assets

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

j)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, loans payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)	Income Taxes

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

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuation.

m)	Recently Issued Accounting Pronouncements

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

n)	Recently Adopted Accounting Pronouncements

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

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
n)	Recently Adopted Accounting Pronouncements (continued)

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

b)

As at July 31, 2007 the Company is indebted to the President of the Company in the amount of $8,515 (April 30, 2007 - $11,878) representing expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and due on demand.

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

8.	Restatement

The Company has restated its financial statements as at July 31, 2007 and for the period ended July 31, 2007. The financial statements have been restated to record mineral exploration costs incurred during the period. The effect of the restatement is to increase net loss by $55,995 for the three month period ended July 31, 2007 and accumulated from January 26, 2006 (date of inception) to July 31, 2007. Net loss per share was unchanged.

a)	Balance Sheet
	As At July 31, 2007
	As Reported $	Adjustment $	As Restated $

Accounts payable	762	15,000	15,762
Accrued liabilities	16,835	40,995	57,830

Stockholder’s Equity (Deficit)

Deficit accumulated during the development stage	(1,470,512)	(55,995)	(1,526,507)

b)	Statements of Operations
	Accumulated from January 26, 2006 (Date of Inception) to July 31, 2007
	As Reported $	Adjustment $	As Restated $

Expenses
Mineral exploration costs	52,116	55,995	108,111

Net loss	(1,470,512)	(55,995)	(1,526,507)

	For the Three Months ended July 31, 2007
	As Reported $	Adjustment $	As Restated $

Expenses
Mineral exploration costs	–	55,995	55,995

Net loss	(38,200)	(55,995)	(94,195)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

8.	Restatement (continued)

c)	Statement of Cash Flows

	For the Three Months ended July 31, 2007
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss for the period	(38,200)	(55,995)	(94,195)

Accounts payable	(5,305)	15,000	9,695
Accrued liabilities	(35,457)	40,995	5,538

9.	Subsequent Event

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

We intend to conduct roadwork trenching, sampling and identification of drilling targets for gold on our La Planada gold project.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $6,075 and a working capital deficit in the amount of $426,032 as of July 31, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and / or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

As of July 31, 2007, our total assets were $7,017 and our total liabilities were $432,107 and we had a working capital deficit of $425,090. Our financial statements report a net loss of $94,195 for the three month period ended July 31, 2007, and a net loss of $1,526,507 for the period from January 26, 2006 (date of incorporation) to July 31, 2007. Our losses have increased primarily as a result of expenses in all categories, especially mineral property costs. Our net loss from operations increased to $94,195 for the three month period ended July 31, 2007, as compared to $23,584 for the three month period ended July 31, 2006.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended July 31, 2007, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Our auditors have issued a going concern opinion for the year ended April 30, 2007. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2007 is $1,526,507. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3.	Controls and Procedures.

Prior to the filing of this amended Form 10-QSB covering the three month period ended July 31, 2007, we carried out an evaluation, under the supervision of our chief executive officer and chief financial officer, the effectiveness of the design and operation of our company's disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer, concluded that, as of July 31, 2007, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain mineral exploration costs, were not effective in light of the material weaknesses described below.

Inadequate Controls Over Recording of Operating Expenses. We do not have adequate disclosure controls and procedures for recording certain mineral exploration expenses to ensure that such transactions are recorded on a timely basis. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

We disclosed in our Current Report on Form 8-K filed on December 18, 2007 that certain mineral exploration expenses were not initially recorded in our financial statements. This resulted in a restatement of our financial statements for the three month period ended July 31, 2007.

There have been no changes in our internal controls over financial reporting, other than summarized above, that occurred during the three month period ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. .

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)
4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)
10.3	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)
14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of the Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on September 19, 2007)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Dated:	December 19, 2007

CW1584915.1