Form 10QSB
period 2007-10-31
GEMINI EXPLORATIONS, INC.
filed 2007-12-19
CIK 1373693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of December 14, 2007, there were 60,000,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

INSERT FINANCIAL STATEMENTS HERE

The accompanying interim balance sheets of Gemini Explorations, Inc. at October 31, 2007 and the interim statement of operations and interim statement of cash flow for the three and six months ended October 31, 2007 and 2006 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim financial statements for the quarter ended October 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Gemini Explorations, Inc.

(An Exploration Stage Company)

October 31, 2007

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Gemini Explorations, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2007 $ (unaudited)	April 30, 2007 $

ASSETS

Current Assets

Cash	5,633	88,312

Total Current Assets	5,633	88,312

Property and Equipment (Note 3)	853	1,030

Total Assets	6,486	89,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	75,275	6,067
Accrued liabilities	66,055	52,292
Loans payable (Note 4)	424,000	350,000
Due to a related party (Note 5(b))	6,474	11,878

Total Liabilities	571,804	420,237

Contingencies and Commitments (Note 1 and 6)

Subsequent Event (Note 8)

Stockholders’ Deficit

Common Stock, 900,000,000 shares authorized, $0.001 par value; 60,000,000 shares issued and outstanding	60,000	60,000

Additional Paid-in Deficit	(118,333)	(118,333)

Common Stock Subscribed (Note 6)	1,525,000	1,150,000

Donated Capital	9,750	9,750

Deficit Accumulated During the Exploration Stage	(2,041,735)	(1,432,312)

Total Stockholders’ Deficit	(565,318)	(330,895)

Total Liabilities and Stockholders’ Deficit	6,486	89,342

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from	For the	For the	For the	For the
	January 26, 2006	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Foreign exchange gain	2,193	1,515	(2)	2,586	9
General and administrative (Note 5(a))	157,473	33,653	16,878	70,782	40,701
Impairment of mineral property costs	1,730,789	425,000	–	425,000	–
Mineral exploration costs	163,171	55,060	–	111,055	–

Total Expenses	2,053,626	515,228	16,876	609,423	40,710

Net Loss from Operations	(2,053,626)	(515,228)	(16,876)	(609,423)	(40,710)

Other Income

Gain on forgiveness of debt	11,891	–	–	–

Net Loss	(2,041,735)	(515,228)	(16,876)	(609,423)	(40,710)

Net Loss Per Share – Basic and Diluted		(0.01)	–	(0.01)	–

Weighted Average Shares Outstanding (Note 7)		60,000,000	72,000,000	60,000,000	72,000,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(609,423)	(40,710)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177	–
Impairment of mineral properties	425,000	–
Donated rent	–	1,500
Donated services	–	3,000

Changes in operating assets and liabilities:
Accounts payable	69,208	(1,198)
Accrued liabilities	13,763	–
Due to related party	(5,404)	317

Net Cash Used in Operating Activities	(106,679)	(37,091)

Financing Activities

Advances from related parties	–	5,320
Proceeds received from loans	24,000	–

Net Cash Provided by in Financing Activities	24,000	–

Decrease in Cash	(82,679)	(31,771)

Cash - Beginning of Period	88,312	33,898

Cash - End of Period	5,633	2,127

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These interim unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2007, the Company has a working capital deficit of $566,171, has never generated any revenues and has accumulated losses of $2,041,735 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.	Property and Equipment

	Cost $	Accumulated Depreciation $	October 31, 2007 Net Carrying Value $ (unaudited)	April 30, 2007 Net Carrying Value $

Office furniture and equipment	1,059	206	853	1,030

4.	Loans Payable

As at October 31, 2007, the Company owes $150,000 to a third party which advanced funds to the vendor of the mineral properties acquired by the Company as described in Note 6 on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for $100,000 of the amount owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. As at October 31, 2007, the Company owes an additional $274,000 to third parties. The total loan balance outstanding is non-interest bearing, unsecured and due on demand.

5.	Related Party Transactions
a)

During the six months ended October 31, 2006, the Company recognized $1,500 for donated rent and $3,000 for donated services provided by the former President of the Company. On April 1, 2007, the Company commenced paying rent and accordingly ceased recording donated rent. On March 20, 2007, the Company issued 6,000,000 shares at a fair value of $6,667 to two directors in consideration for agreeing to become directors. Accordingly the Company ceased to record donated services.

b)

As at October 31, 2007 the Company is indebted to the President of the Company in the amount of $6,474 (April 30, 2007 - $11,878) representing expenses paid on behalf of the Company. These amounts due are unsecured, non-interest bearing, and due on demand.

Gemini Explorations, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

6.	Mineral Properties
a)

On February 9, 2007, the Company acquired a 100% interest, subject to a 2% net smelter return, in a mineral property located in Los Andes, Sotomayor, Narino, in consideration for $150,000 (paid) and 5,000,000 shares of common stock of the Company. As at October 31, 2007, the Company had not issued the shares and $1,150,000 representing the fair value of the shares has been recorded as common stock subscribed. As at April 30, 2007, the Company recognized an impairment loss of $1,300,000, as it has not yet been determined whether there are proven or probable reserves on the property. On December 5, 2007, the Company issued 2,500,000 shares of common stock. Refer to Note 8.

b)

On August 23, 2007, the Company entered into a mining acquisition agreement to acquire a producing gold property in the El Bagre-Zargoza mining district, Colombia. Pursuant to the mining acquisition agreement, the Company can acquire an 80% interest for consideration of $100,000 and the issuance of 2,500,000 shares of the Company’s common stock. As at October 31, 2007, the Company had not issued the shares and $375,000 representing the fair value of the shares has been recorded as common stock subscribed. The cash portion is to be paid in three separate payments of which $10,000 will be paid on or before September 2, 2007 (paid), $40,000 by October 22, 2007 (paid) and the balance of $50,000 by November 21, 2007 (paid subsequently). The Company has the right of refusal to acquire the remaining 20% interest in the mine within 18 months of the effective date. The property is subject to a 2% net smelter return royalty. As at October 31, 2007, the Company recognized an impairment loss of $425,000, as it has not yet been determined whether there are proven or probable reserves on the property. On December 5, 2007, the Company issued the 2,500,000 shares of common stock.

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
a)

On December 5, 2007, the Company issued 2,500,000 shares of common stock pursuant to the mineral property agreement referred to in Note 6(a) and 2,500,000 shares of common stock pursuant to the mineral property agreement referred to in Note 6(b).

b)

On November 21, 2007, the Company paid $50,000 as settlement of the final payment for the Company’s acquisition of 80% interest of the property located in the El Bagre-Zargoza mining district, as described in Note 6(b).

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

On July 10, 2007, we effected a 2 for 1 stock split of our common stock. As a result our authorized capital increased to 900,000,000 shares of common stock with a par value of $0.001. On July 11, 2007 our symbol changed to “GXPI”.

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

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. The claim is recorded in the name of Mr. Salameh, a former officer and director of our company and the claim was recently transferred to Michael Hill, one of our current officers and directors. No money will be paid to Mr. Hill to transfer the property to us. Mr. Hill executed a declaration of trust wherein he agreed to hold the property for us and would deliver title upon our demand.

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

On August 23, 2007, we entered into a mining acquisition agreement with James Sikora to acquire the Los Chorros Gold Mine, a producing gold property in the El Bagre-Zargoza mining district, department of Antioquia, Colombia. Pursuant to the mining acquisition agreement, we acquired an 80% majority controlling interest in the Los Chorros mine for the sum of $100,000, which has been paid, and the issuance of 2,500,000 shares of our company. The 2,500,000 shares were issued on December 4, 2007. We have the right of refusal to acquire the remaining 20% interest in the Los Chorros mine within 18 months of the effective date.

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

On August 23, 2007, we entered into a mining acquisition agreement with James Sikora to acquire the Los Chorros Gold Mine, a producing gold property in the El Bagre-Zargoza mining district, department of Antioquia, Colombia. Pursuant to the mining acquisition agreement, we acquired an 80% majority controlling interest in the Los Chorros mine for the sum of $100,000, which has been paid, and the issuance of 2,500,000 shares of our company. The 2,500,000 shares were issued on December 4, 2007. We have the right of refusal to acquire the remaining 20% interest in the Los Chorros mine within 18 months of the effective date.

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

Our auditors have issued a going concern opinion for the year ended April 30, 2007. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $5,633 and a working capital deficit in the amount of $566,171 as of October 31, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and / or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

As of October 31, 2007, our total assets were $6,486 and our total liabilities were $571,804 and we had a working capital deficit of $566,171. Our financial statements report a net loss of $515,228 for the three month period ended October 31, 2007, and a net loss of $2,041,735 for the period from January 26, 2006 (date of incorporation) to October 31, 2007. Our losses have increased primarily as a result of expenses in all categories, especially mineral property costs. Our net loss from operations increased to $515,228 for the three month period ended October 31, 2007, as compared to $16,876 for the three month period ended October 31, 2006.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2008.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2007 is $515,228. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Prior to the filing of this Form 10-QSB covering the three month period ended October 31, 2007, we carried out an evaluation, under the supervision of our chief executive officer and chief financial officer, the effectiveness of the design and operation of our company's disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of October 31, 2007, disclosure controls and procedures related to internal control over financial reporting and the recording of certain mineral exploration costs, were not effective in light of the material weaknesses described below.

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

There have been no changes in our internal controls over financial reporting, other than summarized above, that occurred during the three month period ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CW1537078.1