Form 10QSB
period 2008-01-31
GEMINI EXPLORATIONS, INC.
filed 2008-03-24
CIK 1373693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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
Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of March 18, 2008, there were 67,500,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No [X]

PART I - FINANCIAL INFORMATION

The accompanying interim balance sheets of Gemini Explorations, Inc. at January 31, 2008 and the interim statements of operations and interim statements of cash flows for the six and nine months ended January 31, 2008 and 2007 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Gemini Explorations, Inc.
(An Exploration Stage Company)

January 31, 2008

Gemini Explorations, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	April 30,
	2008	2007
	$	$
	(Unaudited)

ASSETS

Cash	–	88,312

Total Current Assets	–	88,312

Property and Equipment (Note 3)	765	1,030

Total Assets	765	89,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	54	–
Accounts payable	98,509	6,067
Accrued liabilities	116,055	52,292
Loans payable (Note 4)	444,000	350,000
Due to related party (Note 5(b))	22,720	11,878

Total Liabilities	681,338	420,237

Contingencies and Commitments (Note 1 and 6)

Stockholders’ Deficit

Common Stock, 900,000,000 shares authorized, $0.001 par value; 65,000,000 (April
30, 2007 – 60,000,000) shares issued and outstanding	65,000	60,000

Additional Paid-in Capital (Deficit)	826,667	(118,333)

Common Stock Subscribed	575,000	1,150,000

Donated Capital	9,750	9,750

Deficit Accumulated During the Exploration Stage	(2,156,990)	(1,432,312)

Total Stockholders’ Deficit	(680,573)	(330,895)

Total Liabilities and Stockholders’ Deficit	765	89,342

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	January 26, 2006	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to January 31,	January 31,	January 31,	January 31,	January 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Foreign exchange loss (gain)	1,659	(534)	(119)	2,052	(110)
General and administrative (Note 5(a)	193,262	35,789	11,285	106,571	51,986
Impairment of mineral property costs	1,780,789	50,000	–	475,000	–
Mineral exploration costs	193,171	30,000	–	141,055	–

Total Expenses	2,168,881	115,255	11,166	724,678	51,876

Net Loss from Operations	(2,168,881)	(115,255)	(11,166)	(724,678)	(51,876)

Other Income

Gain on forgiveness of debt	11,891	–	–	–	–

Net Loss	(2,156,990)	(115,255)	(11,166)	(724,678)	(51,876)

Net Loss Per Share – Basic and Diluted		(0.01)	–	(0.01)	–

Weighted Average Shares Outstanding		63,132,000	144,000,000	61,033,000	144,000,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	January 31	January 31
	2008	2007
	$	$
Operating Activities

Net loss for the period	(724,678)	(51,876)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	265	–
Donated rent	–	2,250
Donated services	–	4,500
Impairment of mineral properties	475,000	–

Changes in operating assets and liabilities:
Accounts payable	92,442	(2,928)
Accrued liabilities	63,763	1,587
Due to related party	10,842	4,949

Net Cash Used in Operating Activities	(82,366)	(41,518)

Investing Activities

Mineral property acquisition costs	(100,000)	–

Net Cash Used in Investing Activities	(100,000)	–

Financing Activities

Bank indebtedness	54	–
Advances from related party	–	10,520
Proceeds received from loans	94,000	–

Net Cash Provided by Financing Activities	94,054	10,520

Decrease in Cash	(88,312)	(30,998)

Cash - Beginning of Period	88,312	33,898

Cash - End of Period	–	2,900

Non-cash Investing and Financing Activities

Shares issued for mineral property acquisition costs	375,000	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These interim unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2008, the Company has a working capital deficit of $681,338, has never generated any revenues and has accumulated losses of $2,156,990 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long-lived assets, donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	h)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets

	i)	Property and Equipment

Property and equipment consists of office furniture and equipment, which are recorded at cost and depreciated over their estimated useful life of three years on a straight-line basis.

	j)	Long-lived Assets

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

	k)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, loans payable and amount due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Colombia which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	m)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	n)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Property and Equipment

			January 31,	April 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Office furniture and equipment	1,059	294	765	1,030

4.	Loans Payable

As at January 31, 2008, the Company owes $444,000 (April 30, 2007 - $350,000) to third parties for cash advances and funds advanced to the vendor of the mineral properties acquired by the Company (as described in Note 6) on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for $100,000 of the amount owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. The amounts outstanding are non-interest bearing, unsecured and due on demand.

5.	Related Party Transactions

a)

During the nine months ended January 31, 2007, the Company recognized $2,250 for donated rent and $4,500 for donated services provided by the former President of the Company. On April 1, 2007, the Company commenced paying rent and accordingly ceased recording donated rent. On March 20, 2007, the Company issued 6,000,000 shares at a fair value of $6,667 to two directors in consideration for agreeing to become directors. Accordingly the Company ceased to record donated services.

b)

As at January 31, 2008, the Company is indebted to the President of the Company in the amount of $22,720 (April 30, 2007 - $11,878) representing expenses paid on behalf of the Company. The amount due is unsecured, non-interest bearing, and due on demand.

6.	Mineral Properties

a)

On February 9, 2007, the Company acquired a 100% interest, subject to a 2% net smelter return, in a mineral property located in Los Andes, Sotomayor, Narino, for consideration of $150,000 (paid) and 5,000,000 shares of common stock of the Company. As at April 30, 2007, the Company recorded $1,150,000 as common stock subscribed and recognized an impairment loss of $1,300,000, as it had not yet been determined whether there are proven or probable reserves on the property. On December 5, 2007, the Company issued 2,500,000 shares of common stock. Subsequent to January 31, 2008, the Company issued the remaining 2,500,000 shares. Refer to Note 8.

b)

On August 23, 2007, the Company entered into a mining acquisition agreement to acquire a producing gold property in the El Bagre-Zargoza mining district, Colombia. Pursuant to the mining acquisition agreement, the Company can acquire an 80% interest for consideration of $100,000 and the issuance of 2,500,000 shares of the Company’s common stock. The cash portion is to be paid in three separate payments of which $10,000 will be paid on or before September 2, 2007 (paid), $40,000 by October 22, 2007 (paid) and the balance of $50,000 by November 21, 2007. The Company received an indefinite extension and has recorded $50,000 in accrued liabilities. The Company has the right of refusal to acquire the remaining 20% interest in the mine within 18 months of the effective date. The property is subject to a 2% net smelter return royalty. On December 5, 2007, the Company issued the 2,500,000 shares of common stock with a fair value of $375,000. As at January 31, 2008, the Company recognized an impairment loss of $475,000, as it has not yet been determined whether there are proven or probable reserves on the property.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7.	Common Stock

a)

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

8.	Subsequent Event

On February 9, 2008, the Company issued 2,500,000 shares of common stock pursuant to the mineral property agreement referred to in Note 6(a).

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

On February 9, 2007, we entered into a mining acquisition agreement with Minera Primecap S.A. whereby we acquired a 100% undivided interest in and to exploitation license number 17486 located in the municipality of Los Andes, Sotomayor, Nariño, Columbia. In consideration for the interest, we agreed to pay to Minera Primecap S.A. $150,000, which has been paid, and to issue 5,000,000 post-split shares of common stock of our company, of which 2,500,000 shares were issued on December 4, 2007 and 2,500,000 shares were issued on February 11, 2008. Our company will be the operator of the property.

On August 23, 2007, we entered into a mining acquisition agreement with James Sikora to acquire the Los Chorros Gold Mine, a producing gold property in the El Bagre-Zargoza mining district, department of Antioquia, Colombia. Pursuant to the mining acquisition agreement, we acquired an 80% majority controlling interest in the Los Chorros mine for the sum of $100,000, which has been paid, and the issuance of 2,500,000 shares of our company, which shares were issued on December 4, 2007. We have the right of refusal to acquire the remaining 20% interest in the Los Chorros mine within 18 months of the effective date.

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

On February 9, 2007, we entered into a mining acquisition agreement with Mineral Primecap S.A. whereby we acquired a 100% undivided interest in and to exploitation license number 17486 located in the municipality of Los Andes, Sotomayor, Narino, Colombia (the “La Planada” project). In consideration for the interest, we agreed to pay to Mineral Primecap S.A. $150,000, which has been paid and to issue 5,000,000 post-split shares of common stock of our company, which shares have been issued.

During the quarter ended January 31, 2008, sampling and trenching were conducted on the La Planda project. We intend to conduct roadwork trenching, sampling and identification of drilling targets for gold on our La Planada gold project. In addition, we held meetings with a TSX listed mineral and exploration company to discuss joint venture development of La Planada.

On August 23, 2007, we entered into a mining acquisition agreement with James Sikora to acquire the Los Chorros Gold Mine, a producing gold property in the El Bagre-Zargoza mining district, department of Antioquia, Colombia. Pursuant to the mining acquisition agreement, we acquired an 80% majority controlling interest in the Los Chorros mine for the sum of $100,000, which has been paid, and the issuance of 2,500,000 shares of our company, which shares were issued on December 4, 2007. We have the right of refusal to acquire the remaining 20% interest in the Los Chorros mine within 18 months of the effective date.

During the quarter ended January 31, 2008, sampling and trenching were conducted on the Los Chorros property. In addition, we are in the process of mine upgrade designing and expansion planning. RMS Ross Corporation, a company that provides us with consulting services for mining operations, met with senior management and geologists of Minera Primecap Geological Services in Colombia to plan the mill design and upgrade.

For the nine month period ended January 31, 2008, we incurred $141,055 in exploration costs, $30,000 of which was incurred in the three month period ended January 31, 2008.

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

Not accounting for our working capital deficit of $681,338, we require additional funds of approximately $270,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for the year ended April 30, 2007. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $Nil and a working capital deficit in the amount of $681,338 as of January 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

We have a 100% interest in the exploitation license on the La Planada gold project and an 80% interest in the Los Chorros project, both located in Colombia. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further exploration and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

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

Over the next twelve months we intend to use any funds that we may have available funds to fund our operations and conduct exploration on our La Planada property as follows:

Estimated Net Expenditures During the Next Twelve Months

General, Administrative and Corporate Expenses	$120,000
Exploration Expenses (consisting of roadwork, trenching, geologists, sampling)	$750,000
Professional fees	$50,000
Additional Working Capital (note working capital deficit of $681,338)	$100,000
Total	$1,020,000

As of January 31, 2008, our total assets were $765 and our total liabilities were $681,338 and we had a working capital deficit of $681,338. Our financial statements report a net loss of $115,255 for the three month period ended January 31, 2008, and a net loss of $2,156,990 for the period from January 26, 2006 (date of incorporation) to January 31, 2008. Our losses have increased primarily as a result of expenses in all categories, especially mineral property costs. Our net loss from operations increased to $115,255 for the three month period ended January 31, 2008, as compared to $11,166 for the three month period ended January 31, 2007.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2009.

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect our company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our company's financial statements.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2008 is $2,156,990. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 3.           Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is also our secretary and treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of January 31, 2008, the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is also our secretary and treasurer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2008, we issued 2,500,000 shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in consideration for property payments. We issued the securities relying on the exemptions from registration provided by Regulation S of the Securities Act of 1933.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

Change in Shell Company Status

Management has determined that, given the status of our company and the exploration that we have conducted on our mineral properties prior to and during the period ended January 31, 2008, our company has ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended. Please refer to the other information contained in this quarterly report for a detailed description of the development and business of our company and our properties and exploration program.

For additional information, including information relating to the description of the common stock of our company, refer to our Annual Report on Form 10-KSB filed with the SEC on August 14, 2007 and our Registration Statement on Form SB-2 filed with the SEC on August 24, 2006.

Item 6.           Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

Exhibit
Number	Description

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)

4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)

10.3	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of the Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on September 19, 2007)

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

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

Dated:    March 24, 2008