Form 10KSB
period 2008-04-30
GEMINI EXPLORATIONS, INC.
filed 2008-08-13
CIK 1373693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52399

GEMINI EXPLORATIONS, INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 103, 240-11th Avenue SW, Calgary, Alberta
Canada	T2R 0C3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 403.697.4877

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

68,250,000 common shares @ $0.0445 (1) = $3,037,125

(1) Average of bid and ask closing prices on August 4, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

69,250,000 common shares issued and outstanding as of August 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

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

On August 6, 2008, Minera entered into an assignment of debt with Tuxedo Holdings Ltd., wherein Minera has assigned their interest in a services agreement dated February 28, 2007 between our company and Minera. We are now indebted to Tuxedo under the assignment of debt in the amount of $250,000.

Our Current Business

We are an exploration stage corporation. We had the right to conduct exploration activities on one of our properties, but we have since let that mineral claim lapse. We intend to conduct exploration work on our La Planada and Los Chorros projects located in Colombia. Accordingly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in our properties; in fact, the likelihood that a commercially viable mineral deposit exists is remote.

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

On August 6, 2008, Minera entered into an assignment of debt with Tuxedo Holdings Ltd., wherein Minera has assigned their interest in a services agreement dated February 28, 2007 between our company and Minera. We are now indebted to Tuxedo under the assignment of debt in the amount of $250,000.

During the year ended April 30, 2008, sampling and trenching were conducted on the La Planada project. We intend to conduct roadwork trenching, sampling and identification of drilling targets for gold on our La Planada gold project. In addition, we held meetings with a TSX listed mineral and exploration company to discuss joint venture development of La Planada.

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

During the year ended April 30, 2008, sampling and trenching were conducted on the Los Chorros property. In addition, we are in the process of mine upgrade designing and expansion planning. RMS Ross Corporation, a company that provides us with consulting services for mining operations, met with senior management and geologists of Minera Primecap Geological Services in Colombia to plan the mill design and upgrade.

For the year ended April 30, 2008, we incurred $199,782 in exploration costs.

Competition

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

Compliance with Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in United States and Colombia, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in Colombia and the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2008 is $2,260,926. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to locate a profitable mineral property
  our ability to generate revenues
  our ability to reduce exploration costs.

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

Even if we complete our current exploration programs and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

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

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

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

Our projects are located in Colombia. Exploration activities in Colombia may be affected in varying degrees by political instabilities and government regulations relating to the mining industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and safety. The status of Colombia as a developing country may make it more difficult for us to obtain any required financing for our project. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring Colombia political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Colombia economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Colombia fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

We do not own any real property. Our principal business offices are located at Suite 103, 240-11th Avenue SW, Calgary, Alberta Canada T2R 0C3. We currently lease our space at an annual cost of Cdn$13,800. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

Los Chorros Property

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

ITEM 3.           LEGAL PROCEEDINGS.

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

Outboard Investments, Ltd., Ice Cap Holdings, Ltd. And Tuxedo Holdings, Ltd. vs. Gemini Explorations, Inc., Case No: 2008 CA 012637 NC,

On or about August 7, 2008 Tuxedo Holdings, Ltd., Ice Cap Holdings, Ltd. and Outboard Investments, Ltd. filed an action against our company in the Circuit Court of the Twelfth Judicial Circuit, Sarasota County, Florida, whereby Tuxedo, Ice Cap and Outboard asserted claims against our company alleging that we failed to pay Tuxedo, Ice Cap and Outboard according to the terms set forth in a service agreement dated February 28, 2007, the amount due and owing under accounts payable in the amount of two hundred and fifty thousand ($250,000.00) in principal plus interest.

We have acknowledged that we do not have sufficient cash to satisfy the claims made in the action or to defend the action and we have sought to resolve this action and have agreed to pay Tuxedo, Ice Cap and Outboard on the service agreement.

We currently only have the means to satisfy payment of Tuxedo, Ice Cap and Outboard’s bona fide claims through the issuance of authorized shares to Tuxedo, Ice Cap and Outboard.

The parties involved have agreed to partially resolve, settle, and compromise Tuxedo, Ice Cap and Outboard’s bona fide claims that they have asserted against our company, which arise out of or relate to the service agreement, in the amount of two hundred and fifty thousand dollars ($250,000) due and owing, which amount shall be deducted from the balance owing under the service agreement which is two hundred and five thousand dollars ($205,000).

Following entry of an order by the Court we will issue and deliver to Tuxedo, Ice Cap and Outboard shares of our common stock, par value $0.01 per share, sufficient to satisfy the compromised amount through the issuance of freely trading securities. The parties agree that the total amount of common stock to be delivered by our company to satisfy the compromised amount shall be three million five hundred thousand (3,500,000) freely trading shares of common stock to Tuxedo, three million five hundred thousand (3,500,000) freely trading shares of common stock to Outboard and three million five hundred thousand (3,500,000) freely trading shares of common stock to Ice Cap.

The parties agree that delivery of the freely trading settlement shares shall satisfy our obligation to the extent stated above regarding the debenture.

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “GMNX.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since October 13, 2006. On January 29, 2007 our symbol changed to “GMXP.OB” and to “GXPI.OB” on July 11, 2007.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2008	$0.10	$0.02
January 31, 2008	$0.22	$0.08
October 31, 2007	$0.18	$0.06
July 31, 2007	$0.49	$0.11
April 30, 2007	$1.09	$0.27
January 31, 2007	No trades	No trades
October 31, 2006	No trades	No trades
July 31, 2006	No trades	No trades

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Until August 2008, Empire Stock Transfer Company, 2470 St. Rose Pkwy, Suite 304, Henderson, NV 89074, (Telephone: 702.818.5898; Facsimile: 702.974.1444) was our registrar and transfer agent. In August, 2008 we appointed Online Transfer 317 SW Alder Street, 2nd Floor, Portland, OR 97204 (Telephone: 503.227.2950, Facsimile 503.227.6874) as the registrar and transfer agent of our common shares. On August 4, 2008, the shareholders' list of our common shares showed 13 registered shareholders and 69,250,000 shares outstanding.

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

On December 4, 2007, we issued 5,000,000 shares to two U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in consideration for property payments. We issued the securities relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On February 11, 2008, we issued 2,500,000 shares to one accredited investor in consideration for property payments. We issued the shares to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 16, 2008, we issued 350,000 common shares in the capital of our company to an accredited investor pursuant to the terms of a public relations, promotion and marketing letter agreement. We issued all 350,000 common shares to one U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Also on April 16, 2008, we issued 1,400,000 common shares in the capital of our company in lieu of a property payment of $50,000 for our Los Chorros property. We issued all of the 1,400,000 common shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2008.

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

Not accounting for our working capital deficit of $714,185, we require additional funds of approximately $270,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for the year ended April 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $182 and a working capital deficit in the amount of $714,185 as of April 30, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

Over the next twelve months we intend to use any funds that we may have available funds to fund our operations and conduct exploration on our La Planada property as follows:

Estimated Net Expenditures During the Next Twelve Months

General, Administrative and Corporate Expenses	$120,000
Exploration Expenses (consisting of roadwork, trenching, geologists, sampling)	$750,000
Professional fees	$50,000
Additional Working Capital (note working capital deficit of $714,185)	$100,000
Total	$1,020,000

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

As of April 30, 2008, our total assets were $19,781 and our total liabilities were $733,290 and we had a working capital deficit of $714,185. Our financial statements report a net loss of $828,614 for the year ended April 30, 2008, compared to a net loss of $1,424,538 for the year ended April 30, 2007. Our loss has decreased primarily as a result of a decrease in mineral property acquisition costs.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2009.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended April 30, 2008, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

It is the opinion of management that the audited financial statements for the fiscal year ended April 30, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm of Manning Elliott LLP, Chartered Accountants, dated August 12, 2008;

2.	Balance Sheets as at April 30, 2008 and 2007;

3.	Statements of Operations for the years ended April 30, 2008 and 2007 and for the period from January 26, 2006 (Date of Inception) to April 30, 2008;

4.	Statements of Cash Flows for the years ended April 30, 2008 and 2007 and for the period from January 26, 2006 (Date of Inception) to April 30, 2008;

5.	Statements of Stockholders’ Equity (Deficit) for the period from January 26, 2006 (Date of Inception) to April 30, 2008;

6.	Notes to Financial Statements.

Gemini Explorations, Inc.
(An Exploration Stage Company)

April 30, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Gemini Explorations, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gemini Explorations, Inc. (An Exploration Stage Company) as of April 30, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from January 26, 2006 (Date of Inception) to April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Gemini Explorations, Inc., as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the years then and accumulated from January 26, 2006 (Date of Inception) to April 30, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue, has a working capital deficiency, and has accumulated losses since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 12, 2008

Gemini Explorations, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	April 30,
	2008	2007
	$	$

ASSETS
Current Assets
Cash	182	88,312
Prepaid expenses (Note 7(b))	18,923	–
Total Current Assets	19,105	88,312
Property and equipment (Note 3)	676	1,030
Total Assets	19,781	89,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	221,380	6,067
Accrued liabilities	–	52,292
Loans payable (Note 4)	473,787	350,000
Due to a related party (Note 5(b))	38,123	11,878
Total Liabilities	733,290	420,237
Contingencies and Commitments (Note 1, 6 and 8)
Stockholders’ Deficit
Common stock, 900,000,000 shares authorized, $0.001 par value;
69,250,000 (April 30, 2007 – 60,000,000) shares issued and outstanding	69,250	60,000
Additional paid-in capital (deficit)	1,468,417	(118,333)
Common stock subscribed	–	1,150,000
Donated capital	9,750	9,750
Deficit accumulated during the exploration stage	(2,260,926)	(1,432,312)
Total Stockholders’ Deficit	(713,509)	(330,895)
Total Liabilities and Stockholders’ Deficit	19,781	89,342

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	January 26, 2006	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$
Revenue	–	–	–
Expenses
Foreign exchange loss	1,530	1,923	720
General and administrative (Note 5(a))	238,600	151,909	83,593
Impairment of mineral property costs (Note 6)	1,780,789	475,000	1,300,000
Mineral exploration costs	251,898	199,782	52,116
Total Expenses	2,272,817	828,614	1,436,429
Net Loss from Operations	(2,272,817)	(828,614)	(1,436,429)
Other Income
Gain on forgiveness of debt	11,891	–	11,891
Net Loss	(2,260,926)	(828,614)	(1,424,538)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)
Weighted Average Shares Outstanding		62,615,000	129,386,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	January 26, 2006	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(2,260,926)	(828,614)	(1,424,538)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	383	354	29
Donated rent and services	9,750	–	7,500
Gain on forgiveness of debt	(11,891)	–	(11,891)
Impairment of mineral property costs	1,780,789	475,000	1,300,000
Stock-based compensation	8,744	2,077	6,667
Changes in operating assets and liabilities:
Accounts payable	155,325	149,258	2,567
Accrued liabilities	66,055	13,763	52,116
Due to related party	50,014	26,245	22,847
Net Cash Used In Operating Activities	(201,757)	(161,917)	(44,527)
Investing Activities
Purchase of property and equipment	(1,059)	–	(1,059)
Mineral property costs	(105,789)	(50,000)	(50,000)
Net Cash Used in Investing Activities	(106,848)	(50,000)	(51,059)
Financing Activities
Proceeds from loans payable	373,787	123,787	250,000
Proceeds from issuance of common stock	35,000	–	–
Repurchase of common stock	(100,000)	–	(100,000)
Net Cash Provided By Financing Activities	308,787	123,787	150,000
Increase (Decrease) in Cash	182	(88,130)	54,414
Cash - Beginning of Period	–	88,312	33,898
Cash - End of Period	182	182	88,312
Non-cash Investing and Financing Activities
Stock issuable for mineral property costs	–	–	1,150,000
Stock issued for mineral property costs	50,000	50,000	–
Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from January 26, 2006 (Date of Inception) to April 30, 2008
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional		Common	During the
			Paid-in	Donated	Stock	Exploration
	Shares	Amount	Capital	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$	$

Balance – January 26, 2006 (Date of
Inception)	–	–	–	–	–	–	–

March 21, 2006 – common shares
issued for cash at $0.000056 per share	90,000,000	90,000	(85,000)	–	–	–	5,000

April 30, 2006 – common shares
issued for cash at $0.00056 per share	54,000,000	54,000	(24,000)	–	–	–	30,000

Donated rent and services	–	–	–	2,250	–	–	2,250

Net loss for the period	–	–	–	–	–	(7,774)	(7,774)

Balance – April 30, 2006	144,000,000	144,000	(109,000)	2,250	–	(7,774)	29,476

February 27, 2007 – repurchase and
cancellation of common shares at
$0.001 per share	(90,000,000)	(90,000)	(10,000)	–	–	–	(100,000)

March 20, 2007 – issuance of shares
for services at a fair value of $0.001
per share	6,000,000	6,000	667	–	–	–	6,667

Shares issuable for mineral property
acquisition	–	–	–	–	1,150,000	–	1,150,000

Donated rent and services	–	–	–	7,500	–	–	7,500

Net loss for the year	–	–	–	–	–	(1,424,538)	(1,424,538)

Balance – April 30, 2007	60,000,000	60,000	(118,333)	9,750	1,150,000	(1,432,312)	(330,895)

December 5, 2007 – shares issued
pursuant to mineral property
agreement	5,000,000	5,000	945,000	–	(575,000)	–	375,000

February 11, 2008 – shares issued
pursuant to mineral property
agreement	2,500,000	2,500	572,500	–	(575,000)	–	–

April 16, 2008 – issuance of shares in
lieu of mineral property payment	1,400,000	1,400	48,600	–	–	–	50,000

April 16, 2008 – issuance of shares for
services at a fair value of $0.06 per
share	350,000	350	20,650	–	–	–	21,000

Net loss for the year	–	–	–	–	–	(828,614)	(828,614)

Balance – April 30, 2008	69,250,000	69,250	1,468,417	9,750	–	(2,260,926)	(713,509)

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Gemini Explorations Inc. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2008, the Company has a working capital deficit of $714,185, has never generated any revenues and has accumulated losses of $2,260,926 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, stock-based compensation, donated expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008, and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	i)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

	j)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, loans payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and Colombia which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

	m)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

3.	Property and Equipment

			April 30,	April 30,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Office furniture and equipment	1,059	383	676	1,030

4.	Loans Payable

a)

As at April 30, 2008, the Company owes $384,000 (2007 - $350,000) to a third party for advances and funds advanced to the vendor of the mineral properties acquired by the Company (as described in Note 6) on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for $100,000 of the amount owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at April 30, 2008, the Company owes $29,787 (Cdn$30,000) to a third party which is non-interest bearing, unsecured and due on demand.

	c)	As at April 30, 2008, the Company owes $60,000 to a third party which is non-interest bearing, unsecured and due on demand.

5.	Related Party Transactions

a)

During the year ended April 30, 2007, the Company recognized $2,250 for donated rent and $4,500 for donated services provided by the former President of the Company. On April 1, 2007, the Company commenced paying rent and accordingly ceased recording donated rent. On March 20, 2007, the Company issued 6,000,000 shares at a fair value of $6,667 to two directors in consideration for agreeing to become directors. Accordingly the Company ceased to record donated services.

b)

As at April 30, 2008, the Company is indebted to the President of the Company in the amount of $38,123 (2007 - $11,878) representing expenses paid on behalf of the Company. The amount owing is non-interest bearing, unsecured and due on demand.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Mineral Properties

a)

On February 9, 2007, the Company acquired a 100% interest, subject to a 2% net smelter return, in a mineral property located in Los Andes, Sotomayor, Narino, for consideration of $150,000 (paid) and 5,000,000 shares of common stock of the Company. As at April 30, 2007, the Company had recorded $1,150,000 as common stock subscribed and recognized an impairment loss of $1,300,000, as it has not yet been determined whether there are proven or probable reserves on the property. On December 5, 2007, the Company issued 2,500,000 shares of common stock, and on February 11, 2008, the Company issued the remaining 2,500,000 shares issuable pursuant to the mineral property. Refer to Notes 7(c) and (d).

b)

On August 23, 2007, the Company entered into a mining acquisition agreement to acquire a producing gold property in the El Bagre-Zargoza mining district, Colombia. Pursuant to the mining acquisition agreement, the Company can acquire an 80% interest for consideration of $100,000 and the issuance of 2,500,000 shares of the Company’s common stock. The cash portion is to be paid in three separate payments of which $10,000 will be paid on or before September 2, 2007 (paid), $40,000 by October 22, 2007 (paid) and the balance of $50,000 by November 21, 2007. On April 16, 2008, the Company issued 1,400,000 shares of common stock in lieu of the $50,000 option payment. The Company has the right of refusal to acquire the remaining 20% interest in the mine within 18 months of the effective date. The property is subject to a 2% net smelter return royalty. As at April 30, 2008, the Company recognized an impairment loss of $475,000, as it has not yet been determined whether there are proven or probable reserves on the property. On December 5, 2007, the Company issued the 2,500,000 shares of common stock with a fair value of $375,000. Refer to Note 7(d).

7.	Common Stock

	a)	On April 16, 2008, the Company issued 1,400,000 shares of common stock in lieu of the $50,000 mineral property payment referred to in Note 6(b).

b)

On April 16, 2008, the Company issued 350,000 shares of common stock with a fair value of $21,000 pursuant to a investor relations agreement. As at April 30, 2008, $18,923 was included in prepaid expenses

	c)	On February 11, 2008, the Company issued 2,500,000 shares of common stock pursuant to the mineral property agreement referred to in Note 6(a).

d)

On December 5, 2007, the Company issued 2,500,000 shares of common stock pursuant to the mineral property agreement referred to in Note 6(a) and 2,500,000 shares of common stock pursuant to the mineral property agreement referred to in Note 6(b).

e)

On July 10, 2007, the Company effected a 2:1 forward stock split of the authorized, issued and outstanding common stock. The authorized share capital was increased from 450,000,000 shares of common stock to 900,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

f)

On January 18, 2007, the Company effected a 9:1 forward stock split of the authorized, issued and outstanding common stock. The authorized share capital was increased from 50,000,000 shares of common stock to 450,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

8.	Commitment

On April 4, 2008, the Company entered into an agreement with a financial advisor who will provide financial advisory services for six months for consideration of $3,000 in advance, $4,500 upon an equity or debt funding, strategic relationship and acquisition, merger or sale transaction (collectively the “Transaction”) and $7,500 per month with $3,000 payable monthly and $4,500 payable upon completion of the Transaction. In addition, the Company must pay 10% cash of the total value of any Transaction as well as warrants equal to 10% of the value of the Transaction at the same per share price of the Transaction exercisable for five years.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

9.	Income Taxes

The Company has net operating losses carried forward of approximately $665,000 available to offset taxable income in future years which expire beginning in fiscal 2026.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the periods ended April 30, 2008 and 2007 as a result of the following:

	Year Ended	Year Ended
	April 30,	April 30,
	2008	2007
	$	$
Income tax recovery at statutory rate	(290,015)	(498,588)
Permanent differences	151,413	406,281
Temporary differences	50	(27)
Change in valuation allowance	138,552	92,334
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at April 30, 2008 and 2007, after applying enacted corporate income tax rates, are as follows:

	April 30,	April 30,
	2008	2007
	$	$
Net operating losses carried forward	232,819	94,267
Valuation allowance	(232,819)	(94,267)
Net deferred income tax asset	–	–

10.	Subsequent Events

a)

On August 1, 2008, the Company issued a $100,000 convertible debenture which bears interest at 8% per annum and matures on November 1, 2008. The debenture is convertible at any time, at the option of the holder, into shares of common stock of the Company at a conversion price of 75% of the average of the three lowest closing bid prices of the Company’s common stock for the five trading days immediately prior to the date the conversion notice is received by the Company.

b)

On August 7, 2008, a legal action was filed against the Company for $250,000 in principal plus interest for amounts owing pursuant to mineral exploration services provided to the Company. The Company does not dispute the amount owing and has recorded the appropriate amount owing as of April 30, 2008 in accounts payable. The Company has been unable to pay the amount owed due to lack of funds. The Company has agreed to settle $45,000 of the debt by issuing 10,500,000 shares of common stock.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.         CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 30, 2008, the end of the year covered by this report, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8A(T)      CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2008, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.           We do not employ an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statement. Currently our board of directors acts in the capacity of the Audit

Committee, consisting of two members, one who is not independent of management as he is the sole officer and the other member lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.        Dual signatures of cheques- We only have one cheque signing authority. Management feels that the lack of dual signatures on cheques can increase the likelihood of misappropriation of assets given the fact that there is only one person with signing authority.

3.        We did not maintain proper segregation of duties for the preparation of our financial statements – As of April 30, 2008 the majority of the preparation of financial statements was carried out by one person. In addition, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

           a) Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within our company. In addition, approval of significant transactions was not documented as approved by our board of directors.

          b) Lack of control over preparation of financial statements and proper application of accounting policies.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of April 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2008.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

          We are currently engaged in the review, documentation and remediation of our disclosure controls and procedures. Once we are engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our board of directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of our company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

Our board of directors will appoint a member of management to act as the secondary authorized signatory on our company’s bank account; to decrease the likelihood of misappropriation of our company’s assets.

4.

We will establish policies to ensure that all significant transactions resulting in non-standard journal entries are reviewed and approved by our board of directors and that approval be documented in our corporate records.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael Hill Oscar Fernandez	Director President, Secretary, Treasurer and Chief Executive Officer Director	48 52	January 5, 2007 February 14, 2007 February 14, 2007

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

Nomination Process

As of August 4, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended April 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended April 30, 2008 and April 30, 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Michael Hill, Chief Executive Officer, President, Secretary and Treasurer (1)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 5,556 (2)	Nil Nil	Nil Nil	Nil 5,556
Suheil Salameh former Chief Executive Officer, President, Secretary and Treasurer(3)	2008 2007	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Hill was appointed the Chief Executive Officer, President, Secretary and Treasurer of our company on February 14, 2007.

(2)	On March 20, 2007 we issued 2,500,000 pre-split shares to Mr. Hill in consideration for his services as a director of our company.

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

Outstanding Equity Awards at Fiscal Year-End

As at April 30, 2008, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended April 30, 2008.

Options Grants in the Year Ended April 30, 3008

During the year ended April 30, 2008, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended April 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended April 30, 2008 and no stock options held by our executive officers at the end of the year ended April 30, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended April 30, 2008.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended April 30, 2008, we did not pay any compensation or grant any stock options to our directors, except that on March 20, 2007 we issued 500,000 pre-split shares to Oscar Fernandez in consideration for his services as a director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 4, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael Hill
Suite 103, 240 – 11th Avenue SW
Calgary, Alberta T2R 0C3

Oscar Fernandez
Carrera 32 1 B Sur-51
Of. 618 Mall Ventura
Medellin, Colombia

Tribeca Investments Inc.
PO Box N – 1852
Nassau, Bahama	Nil 1,000,000 5,000,000	0.00% 1.44% 7.22%
Directors and Executive Officers as a Group(1)	1,000,000 common shares	1.44%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 4, 2008. As of August 4, 2008, there were 69,250,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended April 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

During the year ended April 30, 2008, we recognized $2,250 for donated rent and $4,500 for donated services provided by our former President. On April 1, 2007, we commenced paying rent and accordingly ceased recording donated rent. On March 20, 2007, we issued 6,000,000 shares at a fair value of $6,667 to two directors in consideration for agreeing to become directors. Accordingly, we ceased to record donated services.

As at April 30, 2008, we are indebted to our President in the amount of $38,123(April 30, 2007 - $11,878) representing expenses paid on behalf of our Company. The amount due is unsecured, non-interest bearing, and due on demand.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-B. We have determined, however, that Oscar Fernandez is an independent director as defined in section 803 of the Amex Company Guide.

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Transactions with Independent Directors

Our independent director did not enter into any transaction, relationship or arrangement during the year ended April 30, 2008 that was considered by our board of directors in determining whether the director maintained his independence in accordance with section 803 of the Amex Company Guide.

ITEM 13.     EXHIBITS.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)

4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)

10.3	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

14.1	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Manning Elliott LLP, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal year ended April 30, 2008 and April 30, 2007 were $22,511 and $9,090 respectively.

Audit Related Fees

For the fiscal years ended April 30, 2008 and April 30, 2007, the aggregate fees billed for assurance and related services by Manning Elliott LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $nil and $nil respectively.

Tax Fees

For the fiscal years ended April 30, 2008 and April 30, 2007 the aggregate fees billed by Manning Elliott LLP for other non-audit professional services, other than those services listed above, totalled $nil and $nil respectively.

All Other Fees

We did not incur any other fees, other than described above, during the years ended April 30, 2008 and April 30, 2007.

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

The board of directors has considered the nature and amount of the fees billed by Manning Elliott and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Manning Elliott.

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

Date: August 13, 2008

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

Date: August 13, 2008

By: /s/ Oscar Fernandez
Oscar Fernandez
Director

Date: August 13, 2008