Form 10-Q
period 2008-07-31
GEMINI EXPLORATIONS, INC.
filed 2008-09-15
CIK 1373693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number 000-52399

GEMINI EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 103, 240-11th Avenue SW, Calgary, Alberta, Canada	T2R 0C3
(Address of principal executive offices)	(Zip Code)

403.697.4877
(Registrant’s telephone number, including area code)

N/A
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
[X] YES   [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[   ] YES   [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[   ] YES   [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
93,250,000 common shares issued and outstanding as of September 8, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended July 31, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

Gemini Explorations, Inc.
(An Exploration Stage Company)

July 31, 2008

Gemini Explorations, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	April 30,
	2008	2008
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	2	182
Prepaid expenses	–	18,923

Total Current Assets	2	19,105

Property and equipment (Note 3)	589	676

Total Assets	591	19,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	258,300	221,380
Accrued liabilities	24,047	–
Loans payable (Note 4)	503,009	473,787
Due to a related party (Note 5)	35,650	38,123

Total Liabilities	821,006	733,290

Contingencies and Commitments (Notes 1 and 7)

Subsequent Events (Note 8)

Stockholders’ Deficit

Common stock, 900,000,000 shares authorized, $0.001 par value;
69,250,000 shares issued and outstanding	69,250	69,250

Additional paid-in capital	1,468,417	1,468,417

Donated capital	9,750	9,750

Deficit accumulated during the exploration stage	(2,367,832)	(2,260,926)

Total Stockholders’ Deficit	(820,415)	(713,509)

Total Liabilities and Stockholders’ Deficit	591	19,781

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	January 26, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Foreign exchange loss (gain)	(767)	(2,297)	1,071
General and administrative	317,803	79,203	37,129
Impairment of mineral property costs (Note 6)	1,780,789	–	–
Mineral exploration costs	281,898	30,000	–

Total Expenses	2,379,723	106,906	38,200

Net Loss from Operations	(2,379,723)	(106,906)	(38,200)

Other Income

Gain on forgiveness of debt	11,891	–	–

Net Loss	(2,367,832)	(106,906)	(38,200)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		69,250,000	60,000,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2008	2007
	$	$

Operating Activities

Net loss	(106,906)	(38,200)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	88	88
Stock-based compensation	18,923	–

Changes in operating assets and liabilities:

Accounts payable	36,920	(5,305)
Accrued liabilities	24,047	(35,457)
Due to related party	(2,474)	(3,363)

Net Cash Used In Operating Activities	(29,402)	(82,237)

Financing Activities

Proceeds from loans payable	29,222	–

Net Cash Provided By Financing Activities	29,222	–

Decrease in Cash	(180)	(82,237)

Cash - Beginning of Period	182	88,312

Cash - End of Period	2	6,075

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2008, the Company has a working capital deficit of $821,004, has never generated any revenues and has accumulated losses of $2,367,832 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	d)	Earnings (Loss) Per Share

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2008, and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future financial statements.

3.	Property and Equipment

			July 31,	April 30,
			2008	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Office furniture and equipment	1,059	470	589	676

4.	Loans Payable

a)

As at July 31, 2008, the Company owes $384,000 (April 2008 - $384,000) to a third party for advances and funds advanced to the vendor of the mineral properties acquired by the Company (as described in Note 6) on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for $100,000 of the amount owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at July 31, 2008, the Company owes $39,064 (Cdn$40,000) (April 30, 2008 - $29,787 (Cdn$30,000)) to a third party which is non-interest bearing, unsecured and due on demand.

	c)	As at July 31, 2008, the Company owes $79,945 (April 30, 2008 - $60,000) to a third party which is non-interest bearing, unsecured and due on demand.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.	Related Party Transactions

As at July 31, 2008, the Company is indebted to the President of the Company in the amount of $35,650 (April 2008 - $38,123) representing expenses paid on behalf of the Company. The amount owing is non-interest bearing, unsecured and due on demand.

6.	Mineral Properties

a)

On February 9, 2007, the Company acquired a 100% interest, subject to a 2% net smelter return, in a mineral property located in Los Andes, Sotomayor, Narino, for consideration of $150,000 (paid) and 5,000,000 shares of common stock of the Company. As at April 30, 2007, the Company had recorded $1,150,000 as common stock subscribed and recognized an impairment loss of $1,300,000, as it had not yet been determined whether there are proven or probable reserves on the property. On December 5, 2007, the Company issued 2,500,000 shares of common stock, and on February 11, 2008, the Company issued the remaining 2,500,000 shares issuable pursuant to the mineral property agreement.

b)

On August 23, 2007, the Company entered into a mining acquisition agreement to acquire a producing gold property in the El Bagre-Zargoza mining district, Colombia. Pursuant to the mining acquisition agreement, the Company can acquire an 80% interest for consideration of $100,000 and the issuance of 2,500,000 shares of the Company’s common stock. The cash portion is to be paid in three separate payments of which $10,000 will be paid on or before September 2, 2007 (paid), $40,000 by October 22, 2007 (paid) and the balance of $50,000 by November 21, 2007. On December 5, 2007, the Company issued the 2,500,000 shares of common stock with a fair value of $375,000. On April 16, 2008, the Company issued 1,400,000 shares of common stock in lieu of the $50,000 option payment. The Company has the right of refusal to acquire the remaining 20% interest in the mine within 18 months of the effective date. The property is subject to a 2% net smelter return royalty. As at April 30, 2008, the Company recognized an impairment loss of $475,000, as it had not yet been determined whether there are proven or probable reserves on the property

7.	Commitment

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

8.	Subsequent Events

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

b)

On August 7, 2008, a legal action was filed against the Company for $250,000 in principal plus interest for amounts owing pursuant to mineral exploration services provided to the Company. The Company does not dispute the amount owing and has recorded the appropriate amount owing as of July 31, 2008 in accounts payable. The Company has been unable to pay the amount owed due to lack of funds. The Company has agreed to settle $45,000 of the debt by issuing 10,500,000 shares of common stock. On August 20, 2008, the Company agreed to settle another $30,000 of the debt by issuing 13,500,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Gemini" mean Gemini Explorations, Inc., unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on January 26, 2006. On January 18, 2007 we effected a nine (9) for one (1) stock split of our common stock. As a result our authorized capital increased to 450,000,000 shares of common stock with a par value of $0.001.

Our common shares were quoted for trading on the OTCBB under the symbol "GMNX". On January 29, 2007 our symbol changed to “GMXP”.

On July 10, 2007, we effected a two (2) for one (1) stock split of our common stock. As a result our authorized capital increased to 900,000,000 shares of common stock with a par value of $0.001. On July 11, 2007 our symbol changed to “GXPI”.

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

Effective August 1, 2008, we issued a $100,000 8% convertible debenture to Galleon Investments Ltd. All or any portion of the amounts due under the convertible debenture, which matures on November 1, 2008, may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of seventy five percent (75%) of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date that we receive notice of conversion of the convertible debenture.

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

On February 9, 2007, we entered into a mining acquisition agreement with Mineral Primecap S.A. whereby we acquired a 100% undivided interest in and to exploitation license number 17486 located in the municipality of Los Andes, Sotomayor, NariHo, Colombia (the “La Planada” project). In consideration for the interest, we agreed to pay to Mineral Primecap S.A. $150,000, which has been paid and to issue 5,000,000 post-split shares of common stock of our company, which shares have been issued.

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

During the quarter ended April 30, 2008, sampling and trenching were conducted on the La Tapata property (previously named Los Chorros). In addition, we are in the process of mine upgrade designing and expansion planning. RMS Ross Corporation, a company that provides us with consulting services for mining operations, met with senior management and geologists of Minera Primecap Geological Services in Colombia to plan the mill design and upgrade.

For the three month period ended July 31, 2008, we incurred $30,000 in exploration costs.

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

Over the next twelve months we intend to use any funds that we may have available to fund our operations and conduct exploration on our La Planada property. We expect to review other potential exploration projects from time to time as they are presented to us.

Not accounting for our working capital deficit of $821,004, we require additional funds of approximately $279,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended April 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $2 and a working capital deficit in the amount of $821,004 as of July 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

Over the next twelve months we intend to use any funds that we may have available funds to fund our operations and conduct exploration on our La Planada property as follows:

Estimated Net Expenditures During the Next Twelve Months

$

General, Administrative and Corporate Expenses	120,000

Exploration Expenses (consisting of roadwork, trenching, geologists, sampling)	750,000

Professional fees	50,000

Additional Working Capital (note working capital deficit of $821,004)	100,000

Total	1,020,000

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2009.

Corporate Offices

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Mineral Property Costs

We have been in the exploration stage since our inception on January 26, 2006 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that our carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Results of Operations – Three Months Ended July 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2008 which are included herein.

Our operating results for the three months ended July 31, 2008, for the three months ended July 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2008		Three Months Ended July 31, 2007		Change Between Three Month Period Ended July 31, 2008 and July 31, 2007
Revenue	$	Nil	$	Nil	$	Nil
Foreign exchange gain		2,297		1,071		1,226
General and administrative		(79,203)		(37,129)		(42,074)
Impairment of mineral property costs		Nil		Nil		Nil
Mineral exploration costs		(30,000)		Nil		(30,000)
Net loss		(106,906)		(38,200)		(68,706)

Our accumulated losses increased to $2,367,832 as of July 31, 2008. Our financial statements report a net loss of $106,906 for the three month period ended July 31, 2008 compared to a net loss of $38,200 for the three month period ended July 31, 2007. Our losses have increased primarily as a result of an increase in general and administrative and mineral exploration costs.

As at July 31, 2008, we had $821,006 in current liabilities. Our net cash used in operating activities for the three months ended July 31, 2008 was $29,402 compared to $82,237 used in the three months ended July 31, 2007.

During the three month period ended July 31, 2008 we spent $30,000 on exploration of our properties as compared to $Nil during the three month period ended July 31, 2007.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	April 31,
	2008	2008
Current assets	$2	$19,105
Current liabilities	821,006	733,290
Working capital deficit	$(821,004)	$(714,185)

Cash Flows

	Three Months Ended
	July 31,	July 31,
	2008	2007
Cash flows used in operating activities	$(29,402)	$(82,237)
Cash flows used in investing activities	Nil	Nil
Cash flows provided by financing activities	29,222	Nil
Net increase (decrease) in cash during period	$(180)	$(82,237)

Operating Activities

Net cash used in operating activities was $29,402 in the three months ended July 31, 2008 compared with net cash used in operating activities of $82,237 in the same period in 2007.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended July 31, 2008 compared to net cash used in investing activities of $Nil in the same period in 2007.

Financing Activities

Net cash provided by financing activities was $29,222 in the three months ended July 31, 2008 compared to $Nil in the same period in 2007. This is attributable to loan proceeds received.

Effective August 1, 2008, we issued a $100,000 8% convertible debenture to Galleon Investments Ltd. All or any portion of the amounts due under the convertible debenture, which matures on November 1, 2008, may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of seventy five percent (75%) of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date that we receive notice of conversion of the convertible debenture.

On September 2, 2008 we issued an unsecured promissory note in the amount of $60,000 to Estrella Management Holdings. The unsecured promissory note is payable on demand and does not bear interest.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

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

Item 4. Controls and Procedures

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

As of July 31, 2008, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.

Outboard Investments, Ltd., Ice Cap Holdings, Ltd. And Tuxedo Holdings, Ltd. vs. Gemini Explorations, Inc., Case No: 2008 CA 012637 NC.

On or about August 7, 2008 Tuxedo Holdings, Ltd., Ice Cap Holdings, Ltd. and Outboard Investments, Ltd. filed an action against our company in the Circuit Court of the Twelfth Judicial Circuit, Sarasota County, Florida, whereby Tuxedo, Ice Cap and Outboard asserted claims against our company alleging that we failed to pay Tuxedo, Ice Cap and Outboard according to the terms set forth in a service agreement dated February 28, 2007, the amount due and owing under accounts payable in the amount of two hundred and fifty thousand ($250,000) in principal plus interest.

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

We entered into a partial settlement agreement and release dated effective August 20, 2008 with Tuxedo, Ice Cap and Outboard. Under the agreement, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $30,000 which amount shall be deducted from the balance due and owing under the service agreement which is $205,000. In addition, we have agreed to issue 4,500,000 freely trading common shares to each of Tuxedo, Ice Cap and Outboard.

The parties agree that delivery of the freely trading settlement shares shall satisfy our obligation to the extent stated above regarding the debenture.

Item 1A. Risk Factors

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2008 is $2,637,832. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Effective August 1, 2008, we issued a $100,000 8% convertible debenture to Galleon Investments Ltd. All or any portion of the amounts due under the convertible debenture, which matures on November 1, 2008, may be converted at any time, at the option of the holder, into common shares of our company at a conversion price of seventy five percent (75%) of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date that we receive notice of conversion of the convertible debenture.

The issuance of the convertible debenture and the securities issuable upon conversion of the convertible debenture was made pursuant to the exemption from registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation S promulgated thereunder. The creditor is not a U.S. person (as that term is defined in Regulation S).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

We entered into a partial settlement agreement and release dated effective August 20, 2008 with Tuxedo Holdings, Ltd., Ice Cap Holdings Ltd. and Outboard Investments, Ltd. Under the agreement, we have agreed to issued 4,500,000 common shares to each of Tuxedo Holdings, Ice Cap Holdings and Outboard Investments.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)

Exhibit
Number	Description

(4)	Instruments defining the rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

(10)	Material Contracts

10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)

10.3	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

10.4	Partial Settlement Agreement and Release dated August 20, 2008

10.5	Unsecured Promissory Note effective September 2, 2008 with Estrella Management Holdings

(14)	Code of Ethics

14.1	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMINI EXPLORATIONS, INC.
(Registrant)

Dated: September 15, 2008	/S/ Michael Hill
Michael Hill
President, Chief Executive Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)