Form 10-Q
period 2008-10-31
GEMINI EXPLORATIONS, INC.
filed 2008-12-22
CIK 1373693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-52399

GEMINI EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 103, 240-11th Avenue SW, Calgary, Alberta, Canada	T2R 0C3
(Address of principal executive offices)	(Zip Code)

403-697-4877
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
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 156,750,000 common shares issued and outstanding as of December 22, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended October 31, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

Gemini Explorations, Inc.
(An Exploration Stage Company)

October 31, 2008

Gemini Explorations, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	April 30,
	2008	2008
	$
	(Unaudited)
ASSETS
Current Assets
Cash	48,106	182
Prepaid expenses	4,000	18,923
Total Current Assets	52,106	19,105
Property and equipment (Note 3)	500	676
Total Assets	52,606	19,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 8(b))	162,763	221,380
Accrued liabilities	4,020	–
Convertible debt (Note 7)	153,416	–
Derivative liability (Note 7)	141,696	–
Due to a related party (Note 5)	–	38,123
Loans payable (Note 4)	488,851	473,787
Total Liabilities	950,746	733,290
Contingencies and Commitments (Note 1 and 8)
Stockholders’ Deficit
Common stock, 900,000,000 shares authorized, $0.001 par value;
156,750,000 shares issued and outstanding (April 30, 2008 – 69,250,000)	156,750	69,250
Additional paid-in capital	2,381,967	1,468,417
Common stock subscribed	1,500	–
Donated capital	9,750	9,750
Deficit accumulated during the exploration stage	(3,448,107)	(2,260,926)
Total Stockholders’ Deficit	(898,140)	(713,509)
Total Liabilities and Stockholders’ Deficit	52,606	19,781

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	January 26, 2006	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Foreign exchange loss (gain)	(16,038)	(15,271)	1,515	(17,568)	2,586
General and administrative	412,187	94,384	33,653	173,587	70,782
Impairment of mineral property costs (Note 6)	1,780,789	–	425,000	–	425,000
Mineral exploration costs	311,898	30,000	55,060	60,000	111,055

Total Expenses	2,488,836	109,113	515,228	216,019	609,423

Net Loss from Operations	(2,488,836)	(109,113)	(515,228)	(216,019)	(609,423)

Other Income

Loss on change of fair value of derivative liabilities
(Note 7)	(27,039)	(27,039)	–	(27,039)	–
Accretion of discount on convertible debt (Note 7)	(68,073)	(68,073)	–	(68,073)	–
Loss on settlement of debt	(864,159)	(876,050)	–	(876,050)	–

Net Loss	(3,448,107)	(1,080,275)	(515,228)	(1,187,181)	(609,423)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		109,580,000	60,000,000	89,305,000	60,000,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2008	2007
	$	$

Operating Activities
Net loss	(1,187,181)	(609,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	176	177
Loss on change in fair value of derivative liabilities	27,039	–
Loss on issuance of shares upon conversion of debt	876,050	–
Accretion of discount on convertible debt	68,073	–
Impairment of mineral properties	–	425,000
Stock-based compensation	20,423	–
Changes in operating assets and liabilities:
Accounts payable	66,383	69,208
Accrued liabilities	4,020	13,763
Due to related party	(38,123)	(5,404)
Prepaid expenses	(4,000)	–
Net Cash Used In Operating Activities	(167,140)	(106,679)
Financing Activities		–
Proceeds from loans payable	24,064	24,000
Repayments of loans payable	(9,000)	–
Proceeds from convertible debentures	200,000	–
Net Cash Provided By Financing Activities	215,064	24,000
		–
Decrease in Cash	47,924	(82,679)
Cash - Beginning of Period	182	88,312
Cash - End of Period	48,106	5,633

Non-Cash Financing Activities
Common shares issued to settle debt	125,000	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2008, the Company has a working capital deficit of $898,640, has never generated any revenues and has accumulated losses of $3,448,107 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, the fair value of derivative liabilities, stock-based compensation, donated expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants or the conversion of convertible debt. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 102,564,000 as at October 31, 2008 (Nil – October 31, 2007).

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2008, and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	j)	Asset Retirement Obligations

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, loans payable, convertible debt, derivative liability and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and Colombia which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

	n)	Recent Accounting Pronouncements

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

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

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

3.	Property and Equipment

			October 31,	April 30,
			2008	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Office furniture and equipment	1,059	559	500	676

4.	Loans Payable

a)

As at October 31, 2008, the Company owes $384,000 (April 2008 - $473,787) to a third party for advances and funds advanced to the vendor of the mineral properties acquired by the Company (as described in Note 6) on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for $100,000 of the amount owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. The amount due is non-interest bearing, unsecured and due on demand.

	b)	As at October 31, 2008, the Company owes $24,906 (Cdn$30,000) to a third party which is non-interest bearing, unsecured and due on demand.

	c)	As at October 31, 2008, the Company owes $79,945 to a third party which is non-interest bearing, unsecured and due on demand.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.	Related Party Transactions

As at October 31, 2008, the Company is indebted to the President of the Company in the amount of $nil (April 2008 - $38,123) representing expenses paid on behalf of the Company. The amount owing is non-interest bearing, unsecured and due on demand. During the six month period ended October 31, 2008, the Company paid $48,111 of management fees to the President of the Company.

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

7.	Convertible Debentures

a)

On August 1, 2008, the Company issued a $100,000 convertible note which bears interest at 8% per annum and matures on November 1, 2008. The Company did not repay the note on November 1, 2008, and the note is currently in default. The note is convertible at any time, at the option of the holder into shares of common stock of the Company at a conversion rate of 75% of the average of the three lowest closing bid prices of the Company’s common stock for the five trading days immediately prior to the date a conversion notice is received by the Company.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature, pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, was accounted for as a derivative liability. The Company calculated the fair value of the conversion feature and recognized a discount of $49,423, being the difference between the face value and the fair value of the conversion feature.

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the period ended October 31, 2008, the Company recognized a loss on the change in the fair value of the conversion feature of $4,438 increasing the carrying value of the derivative liability to $53,861.

For the period ended October 31, 2008, the Company accreted interest expense of $48,886 increasing the carrying value of the note to $99,463. The Company will record further interest expense over the term of the note of $537 resulting in the carrying value of the convertible debentures to be accreted to the face value of $100,000 at maturity.

b)

On August 13, 2008, the Company issued a convertible note pursuant to which the Company could receive advances of up to $500,000 until December 31, 2008. Upon advance of funds the note bears interest at 8% per annum and matures 90 days after the advance of funds. The total amount of advances received pursuant to the note are convertible at any time, at the option of the holder into shares of common stock of the Company at a conversion rate of 75% of the average of the three lowest closing bid prices of the Company’s common stock for the five trading days immediately prior to the date a conversion notice is received by the Company.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7.	Convertible Debentures (continued)

Pursuant to the note the Company received advances of $50,000 each on September 24, 2008, and October 14, 2008. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature, pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, was accounted for as a derivative liability. The Company calculated the fair value of the conversion feature and recognized a discount of $65,234, being the difference between the face value and the fair value of the conversion feature.

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the period ended October 31, 2008, the Company recognized a loss on the change in the fair value of the conversion feature of $22,601 increasing the carrying value of the derivative liability to $87,835.

For the period ended October 31, 2008, the Company accreted interest expense of $19,187 increasing the carrying value of the note to $53,953. The Company will record further interest expense over the term of the note of $46,047 resulting in the carrying value of the convertible debentures to be accreted to the face value of $100,000 at maturity.

	c)	At October 31, 2008, accrued interest of $4,000 has been recorded on the convertible debentures.

8.	Commitments and Contingency

a)

On April 4, 2008, the Company entered into an agreement with a financial advisor who will provide financial advisory services for six months for consideration of $3,000 in advance, $4,500 upon an equity or debt funding, strategic relationship and acquisition, merger or sale transaction (collectively the “Transaction”) and $7,500 per month with $3,000 payable monthly and $4,500 payable upon completion of the Transaction. In addition, the Company must pay 10% cash of the total value of any Transaction as well as warrants equal to 10% of the value of the Transaction at the same per share price of the Transaction exercisable for five years. The agreement was terminated by mutual agreement in August 2008.

b)

On August 7, 2008, a legal action was filed against the Company for $250,000 in principal plus interest for amounts owing pursuant to mineral exploration services provided to the Company. The Company does not dispute the amount owing and has recorded the appropriate amount owing in accounts payable. The Company has been unable to pay the amount owed due to lack of funds. During the six month period ended October 31, 2008, the Company settled $125,000 of the debt by issuing 87,500,000 shares of common stock and recorded a loss on the conversion of debt of $876,050.

c)

On October 1, 2008, the Company entered into an agreement with a financial advisor who will provide financial advisory services for six months. In consideration of the services rendered, the Company shall pay to the financial advisor $3,000 per month. In addition, the Company must also issue 250,000 shares to the financial advisor. Any payments over 45 days will be subject to a penalty fee of 40% of the total outstanding amount per week, and are to be paid via share issuance until the outstanding amount if paid in full. As at October 31, 2008, the Company has included the fair value of the 250,000 shares to be issued of $1,500 in common stock subscribed. Refer to Note 9.

9.	Common Stock

	a)	On August 7, 2008, the Company issued 10,500,000 shares to settle $45,000 of accounts payable. The Company recorded a loss on settlement of debt of $333,000.

	b)	On August 20, 2008, the Company issued 13,500,000 shares to settle $30,000 of accounts payable. The Company recorded a loss on settlement of debt of $253,500.

	c)	On September 17, 2008, the Company issued 20,000,000 shares to settle $20,000 of accounts payable. The Company recorded a loss on settlement of debt of $104,000.

	d)	On October 2, 2008, the Company issued 19,500,000 shares to settle $15,000 of accounts payable. The Company recorded a loss on settlement of debt of $111,750.

	e)	On October 16, 2008, the Company issued 24,000,000 shares to settle $15,000 of accounts payable. The Company recorded a loss on settlement of debt of $73,800.

	f)	As at October 31, 2008, the Company has included the fair value of the 250,000 shares to be issued pursuant to the agreement described in note 8(c) of $1,500 in common stock subscribed.

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

On February 28, 2007, we entered into a services agreement with Minera Primecup Geological Services, S.A. whereby Minera was to provide geological exploration services for the sum of $250,000.

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

On August 6, 2008, Minera Primecap Geological Services, S.A. entered into an assignment of debt with Tuxedo Holdings Ltd., wherein Minera has assigned their interest in the services agreement dated February 28, 2007 between our company and Minera Primecap Geological Services, S.A. We are now indebted to Tuxedo under the assignment of debt in the amount of $250,000.

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

On August 13, 2008, we issued a convertible note pursuant to which we could receive advances of up to $500,000 until December 31, 2008. Upon advance of funds the note bears interest at 8% per annum and matures 90 days after the advance of funds. The total amount of advances received pursuant to the note are convertible at any time, at the option of the holder into shares of common stock of our company at a conversion rate of 75% of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date a conversion notice is received by the Company.

Pursuant to the note we received advances of $50,000 each on September 24, 2008, and October 14, 2008.

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

On February 9, 2007, we entered into a mining acquisition agreement with Mineral Primecap S.A. whereby we acquired a 100% undivided interest in and to exploitation license number 17486 located in the municipality of Los

Andes, Sotomayor, Nariño, Colombia (the “La Planada” project). In consideration for the interest, we agreed to pay to Mineral Primecap S.A. $150,000, which has been paid and to issue 5,000,000 post-split shares of common stock of our company, which shares have been issued.

During the quarter ended January 31, 2008, sampling and trenching were conducted on the La Planada project. We intend to conduct roadwork trenching, sampling and identification of drilling targets for gold on our La Planada gold project. In addition, we held meetings with a TSX listed mineral and exploration company to discuss joint venture development of La Planada.

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

For the six month period ended October 31, 2008, we incurred $60,000 in exploration costs.

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

Not accounting for our working capital deficit of $898,640, we require additional funds of approximately$279,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended April 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $48,106 and a working capital deficit in the amount of $898,640 as of October 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

Over the next twelve months we intend to use any funds that we may have available funds to fund our operations and conduct exploration on our La Planada property as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative and Corporate Expenses	180,000
Exploration Expenses (consisting of roadwork, trenching, geologists,
sampling, processing equipment purchases)	750,000
Professional fees	70,000
Additional Working Capital (note working capital deficit of $821,004)	100,000
Total	1,100,000

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

Purchase of Significant Equipment

We do intend to purchase mineral ore processing equipment over the twelve months ending October 31, 2009.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Results of Operations

Three Months Ended October 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2008 which are included herein.

Three month Summary ending October 31, 2008 and 2007

		Three Months Ended
		October 31
		2008		2007
Revenue	$	Nil	$	Nil

	Three Months Ended
	October 31
	2008	2007
Operating Expenses	$109,113	$515,228
Net Loss	$(109,113)	$(515,228)

Expenses

Our operating expenses for the three month periods ended October 31, 2008 and 2007 are outlined in the table below:

		Three Months Ended
		October 31
		2008		2007
Foreign exchange gain		$(15,271)		$1,515
Consulting	$	Nil	$	Nil
General and administrative		$94,384		$33,653
Impairment of mineral property costs	$	Nil		$425,000
Mineral exploration costs		$30,000		$55,060
Research and development	$	Nil	$	Nil
Management fees	$	Nil	$	Nil
Travel	$	Nil	$	Nil

Operating expenses for the three months ended October 31, 2008, decreased by 78% as compared to the comparative period in 2007 primarily as a result of a decrease of impairment of mineral property costs.

Six month Summary ending October 31, 2008 and 2007

		Six Months Ended
		October 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$216,019		$609,423
Net Loss		$(216,019)		$(609,423)

Expenses

Our operating expenses for the six month periods ended October 31, 2008 and 2007 are outlined in the table below:

		Six Months Ended
		October 31
		2008		2007
Foreign exchange gain		$(17,568)		$2,586
Consulting	$	Nil	$	Nil
General and administrative		$173,587		$70,782
Impairment of mineral property costs	$	Nil		$425,000
Mineral exploration costs		$60,000		$111,055
Research and development	$	Nil	$	Nil
Management fees	$	Nil	$	Nil
Travel	$	Nil	$	Nil

Operating expenses for the six months ended October 31, 2008, decreased by 64% as compared to the comparative period in 2007 primarily as a result of an increase in impairment of mineral property costs.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 31,
	2008	2008
Current assets	$52,106	$19,105
Current liabilities	950,746	733,290
Working capital deficit	$(898,640)	$(714,185)

Cash Flows

	Six Months Ended
	October 31,	October 31,
	2008	2007
Net Cash Used in Operating Activities	$(167,140)	$(106,679)
Net Cash Used in investing activities	Nil	Nil
Net Cash Proved by Financing Activities	215,064	24,000
Net increase (decrease) in cash during period	$(47,924)	$(82,679)

Operating Activities

Net cash used in operating activities was $167,140 in the six months ended October 31, 2008 compared with net cash used in operating activities of $106,679 in the same period in 2007.

Investing Activities

Net cash used in investing activities was $Nil in the six months ended October 31, 2008 compared to net cash used in investing activities of $Nil in the same period in 2007.

Financing Activities

Net cash provided by financing activities was $215,064 in the six months ended October 31, 2008 compared to $24,000 in the same period in 2007. This is attributable to loan proceeds received.

On August 1, 2008, we issued a $100,000 convertible note which bears interest at 8% per annum and matures on November 1, 2008. We did not repay the note on November 1, 2008, and the note is currently in default. The note is convertible at any time, at the option of the holder into shares of common stock of our company at a conversion rate of 75% of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date a conversion notice is received by our company.

On August 13, 2008, we issued a convertible note pursuant to which we could receive advances of up to $500,000 until December 31, 2008. Upon advance of funds the note bears interest at 8% per annum and matures 90 days after the advance of funds. The total amount of advances received pursuant to the note are convertible at any time, at the option of the holder into shares of common stock of our company at a conversion rate of 75% of the average of the three lowest closing bid prices of our common stock for the five trading days immediately prior to the date a conversion notice is received by the Company.

Pursuant to the note we received advances of $50,000 each on September 24, 2008, and October 14, 2008.

On September 2, 2008 we issued an unsecured promissory note in the amount of $60,000 to Estella Management Holdings. The unsecured promissory note is payable on demand and does not bear interest.

Debt owing under the Services Agreement with Minera Primecap Geological Services, S.A.

On February 28, 2007, we entered into a services agreement with Minera Primecap Geological Services, S.A. whereby Minera was to provide geological exploration services for the sum of $250,000.

On August 6, 2008, Minera Primecap Geological Services, S.A. entered into an assignment of debt with Tuxedo Holdings Ltd., wherein Minera has assigned their interest in the services agreement dated February 28, 2007 between our company and Minera Primecap Geological Services, S.A. We are now indebted to Tuxedo under the assignment of debt in the amount of $250,000.

On August 6, 2008, Tuxedo Holdings Ltd. entered into an assignment of debt agreement with Outboard Investments, Ltd. and Ice Cap Holdings, Ltd., wherein Tuxedo assigned to each of Outboard and Ice Cap $10,000 of the debt owed by our company. As a result of this assignment agreement, we are now indebted to Tuxedo in the amount of $230,000, to Outboard in the amount of $10,000 and to Ice Cap in the amount of $10,000.

On September 17, 2008, Tuxedo Holdings Ltd. entered into an assignment of debt agreement with Outboard Investments, Ltd., Ice Cap Holdings, Ltd. and Compass Capital Group, Inc., wherein Tuxedo assigned to each of Outboard, Ice Cap and Compass $5,000 of the debt owed by our company.

On October 2, 2008, Tuxedo Holdings Ltd. entered into an assignment of debt agreement with Outboard Investments, Ltd. and Ice Cap Holdings, Ltd., wherein Tuxedo assigned to each of Outboard and Ice Cap $5,000 of the debt owed by our company.

On October 15, 2008, Tuxedo Holdings Ltd. entered into an assignment of debt agreement with Outboard Investments, Ltd. and Ice Cap Holdings, Ltd., wherein Tuxedo assigned to each of Outboard and Ice Cap $5,000 of the debt owed by our company.

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

As of October 31, 2008, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 7, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap and Outboard. Under the agreement, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $45,000 which amount shall be deducted from the balance due and owing under the service agreement which is $250,000. In consideration for the partial settlement and release, we have agreed to issue 3,500,000 freely trading common shares to each of Tuxedo, Ice Cap and Outboard. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On August 20, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap and Outboard. Under the agreement, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $30,000 which amount shall be deducted from the balance due and owing under the service agreement which is $205,000. In consideration for the partial settlement and release, we have agreed to issue 4,500,000 freely trading common shares to each of Tuxedo, Ice Cap and Outboard. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On September 17, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap, Outboard and Compass. Under the agreement, each of Tuxedo, Ice Cap, Outboard and Compass have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $20,000 which amount shall be deducted from the balance due and owing under the service agreement which is $175,000. In consideration for the partial settlement and release, we have agreed to issue 5,000,000 freely trading common shares to each of Tuxedo, Ice Cap, Outboard and Compass. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On October 2, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap and Outboard. Under the agreement, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $15,000 which amount shall be deducted from the balance due and owing under the service agreement which is $155,000. In consideration for the partial settlement and release, we have agreed to issue 6,500,000 freely trading common shares to each of Tuxedo, Ice Cap and Outboard. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On October 16, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap and Outboard. Under the agreement, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $15,000 which amount shall be deducted from the balance due and owing under the service agreement which is $140,000. In consideration for the partial settlement and release, we have agreed to issue 8,000,000 freely trading common shares to each of Tuxedo, Ice Cap and Outboard. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2008 is $3,448,107. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2008, we agreed to issue to each of Tuxedo, Ice Cap and Outboard 3,500,000 freely trading shares of our common stock. Such shares were issued in connection with a partial settlement agreement and release dated August 7, 2008. The shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On August 20, 2008, we agreed to issue to each of Tuxedo, Ice Cap and Outboard 4,500,000 freely trading shares of our common stock. Such shares were issued in connection with a partial settlement agreement and release dated August 20, 2008. The shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On September 17, 2008, we agreed to issue to each of Tuxedo, Ice Cap, Outboard and Compass 5,000,000 freely trading shares of our common stock. Such shares were issued in connection with a partial settlement agreement and release dated September 17, 2008. The shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On October 2, 2008, we agreed to issue to each of Tuxedo, Ice Cap and Outboard 6,500,000 freely trading shares of our common stock. Such shares were issued in connection with a partial settlement agreement and release dated October 2, 2008. The shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On October 16, 2008, we agreed to issue to each of Tuxedo, Ice Cap and Outboard 8,000,000 freely trading shares of our common stock. Such shares were issued in connection with a partial settlement agreement and release dated October 16, 2008. The shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On August 7, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap and Outboard. Under the agreement, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $45,000 which amount shall be deducted from the balance due and owing under the service agreement which is $250,000. In consideration for the partial settlement and release, we have agreed to issue 3,500,000 freely trading common shares to each of Tuxedo, Ice Cap and Outboard. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On August 20, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap and Outboard. Under the agreement, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $30,000 which amount shall be deducted from the balance due and owing under the service agreement which is $205,000. In consideration for the partial settlement and release, we have agreed to issue 4,500,000 freely trading common shares to each of Tuxedo, Ice Cap and Outboard. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On September 17, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap, Outboard and Compass. Under the agreement, each of Tuxedo, Ice Cap, Outboard and Compass have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $20,000 which amount shall be deducted from the balance due and owing under the service agreement which is $175,000. In consideration for the partial settlement and release, we have agreed to issue 5,000,000 freely trading common shares to each of Tuxedo, Ice Cap, Outboard and Compass. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On October 2, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap and Outboard. Under the agreement, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $15,000 which amount shall be deducted from the balance due and owing under the service agreement which is $155,000. In consideration for the partial settlement and release, we have agreed to issue 6,500,000 freely trading common shares to each of Tuxedo, Ice Cap and Outboard. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

On October 16, 2008, we entered into a partial settlement agreement and release with Tuxedo, Ice Cap and Outboard. Under the agreement, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the agreed upon sum of $15,000 which amount shall be deducted from the balance due and owing under the service agreement which is $140,000. In consideration for the partial settlement and release, we have agreed to issue 8,000,000 freely trading common shares to each of Tuxedo, Ice Cap and Outboard. Such shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

Exhibit
Number	Description

(10)	Material Contracts

10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)

10.3	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

10.4*	Partial Settlement Agreement and Release dated August 20, 2008

10.5	Unsecured Promissory Note effective September 2, 2008 with Estella Management Holdings

10.6*	Partial Settlement Agreement and Release dated August 7, 2008

10.7*	Partial Settlement Agreement and Release dated September 17, 2008

10.8*	Partial Settlement Agreement and Release dated October 2, 2008

10.9*	Partial Settlement Agreement and Release dated October 16, 2008

(14)	Code of Ethics

14.1	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMINI EXPLORATIONS, INC.
(Registrant)

Dated: December 22, 2008	/s/ Michael Hill
Michael Hill
President, Chief Executive Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)