Form 10-Q
period 2009-01-31
GEMINI EXPLORATIONS, INC.
filed 2009-03-23
CIK 1373693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _____________________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 356,750,000 common shares issued and outstanding as of March 20, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended January 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Gemini Explorations, Inc.
(An Exploration Stage Company)

January 31, 2009

Gemini Explorations, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	April 30,
	2009	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	148	182
Prepaid expenses	–	18,923
Total Current Assets	148	19,105
Property and equipment (Note 3)	412	676
Total Assets	560	19,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 8(b))	174,126	221,380
Accrued liabilities	8,000	–
Convertible debt (Note 7)	200,000	–
Derivative liability (Note 7)	131,040	–
Due to a related party (Note 5)	–	38,123
Loans payable (Note 4)	488,332	473,787
Total Liabilities	1,001,498	733,290
Contingencies and Commitments (Note 1 and 8)
Stockholders’ Deficit
Common stock, 900,000,000 shares authorized, $0.001 par value;
156,750,000 shares issued and outstanding (April 30, 2008 – 69,250,000)	156,750	69,250
Additional paid-in capital	2,381,967	1,468,417
Common stock subscribed	3,900	–
Donated capital	9,750	9,750
Deficit accumulated during the exploration stage	(3,553,305)	(2,260,926)
Total Stockholders’ Deficit	(1,000,938)	(713,509)
Total Liabilities and Stockholders’ Deficit	560	19,781

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	January 26, 2006	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to January 31,	January 31,	January 31,	January 31,	January 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Foreign exchange loss (gain)	(16,709)	(671)	(534)	(18,239)	2,052
General and administrative	467,628	55,441	35,789	229,028	106,571
Impairment of mineral property costs (Note 6)	1,780,789	–	50,000	–	475,000
Mineral exploration costs	326,398	14,500	30,000	74,500	141,055

Total Expenses	2,558,106	69,270	115,255	285,289	724,678

Net Loss from Operations	(2,558,106)	(69,270)	(115,255)	(285,289)	(724,678)

Other Income

(Loss) gain on change of fair value of derivative
liabilities (Note 7)	(16,383)	10,656	–	(16,383)	–
Accretion of discount on convertible debt (Note 7)	(114,657)	(46,584)	–	(114,657)	–
Loss on settlement of debt	(864,159)	–	–	(876,050)	–

Net Loss	(3,553,305)	(105,198)	(115,255)	(1,292,379)	(724,678)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		156,750,000	63,132,000	111,868,000	61,033,000

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2009	2008
	$	$

Operating Activities
Net loss	(1,292,379)	(724,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	264	265
Loss on change in fair value of derivative liabilities	16,383	–
Loss on issuance of shares upon conversion of debt	876,050	–
Accretion of discount on convertible debt	114,657	–
Impairment of mineral properties	–	475,000
Stock-based compensation	22,823	–
Changes in operating assets and liabilities:
Accounts payable	77,746	92,442
Accrued liabilities	8,000	63,763
Due to related party	(38,123)	10,842
Net Cash Used In Operating Activities	(214,579)	(82,366)
Investing Activities		–
Mineral property acquisition costs	–	(100,000)
Net Cash Used In Investing Activities	–	(100,000)

Financing Activities
Bank indebtedness	–	54
Proceeds from loans payable	23,545	94,000
Repayments of loans payable	(9,000)	–
Proceeds from convertible debentures	200,000	–
Net Cash Provided By Financing Activities	214,545	94,054
		–
Decrease in Cash	(34)	(88,312)
Cash - Beginning of Period	182	88,312
Cash - End of Period	148	–

Non-Cash Financing Activities
Common shares issued to settle debt	125,000	–
Common shares issued for mineral property acquisition costs	–	375,000

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2009, the Company has a working capital deficit of $1,001,350, has never generated any revenues and has accumulated losses of $3,553,305 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants or the conversion of convertible debt. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 137,931,000 as at January 31, 2009 (Nil – January 31, 2008).

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.		Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2009, and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The fair values of financial instruments, which include cash, accounts payable, loans payable, convertible debt and derivative liability, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and Colombia which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

3.	Property and Equipment

			January 31,	April 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Office furniture and equipment	1,059	647	412	676

4.	Loans Payable

a)

As at January 31, 2009, the Company owes $100,000 (April 30, 2008 - $100,000) to a third party for advances and funds advanced to the vendor of the mineral properties acquired by the Company (as described in Note 6) on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for $100,000 of the amount owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. As at January 31, 2009, the Company owes an additional $284,000 (April 30, 2008 - $373,787) to the same third party. The amount due is non- interest bearing, unsecured and due on demand. On February 6, 2009, the third party assigned $100,000 to another third party. On February 10, 2009, the Company entered into a letter agreement wherein the Company has agreed to convert the debts into equity by the issuance of 200,000,000 shares of common stock at a deemed price of $0.0005 per share. Refer to Note 10.

	b)	As at January 31, 2009, the Company owes $24,387 (Cdn$30,000) to a third party which is non-interest bearing, unsecured and due on demand.

	c)	As at January 31, 2009, the Company owes $79,945 to a third party which is non-interest bearing, unsecured and due on demand.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.	Related Party Transactions

During the nine month period ended January 31, 2009, the Company paid $65,197 of management fees to the President of the Company.

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the period ended January 31, 2009, the Company recognized a loss on the change in the fair value of the conversion feature of $16,097 increasing the carrying value of the derivative liability to $65,520.

For the period ended January 31, 2009, the Company accreted interest expense of $49,423 increasing the carrying value of the note to $100,000.

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the period ended January 31, 2009, the Company recognized a loss on the change in the fair value of the conversion feature of $286 increasing the carrying value of the derivative liability to $65,520.

For the period ended January 31, 2009, the Company accreted interest expense of $65,234 increasing the carrying value of the note to $100,000.

c)	At January 31, 2009, accrued interest of $8,000 has been recorded on the convertible debentures.

8.	Commitments and Contingency

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

b)

On August 7, 2008, a legal action was filed against the Company for $250,000 in principal plus interest for amounts owing pursuant to mineral exploration services provided to the Company. The Company does not dispute the amount owing and has recorded the appropriate amount owing in accounts payable. The Company has been unable to pay the amount owed due to lack of funds. During the nine month period ended January 31, 2009, the Company settled $125,000 of the debt by issuing 87,500,000 shares of common stock and recorded a loss on the conversion of debt of $876,050.

c)

On October 1, 2008, the Company entered into an agreement with a financial advisor who will provide financial advisory services for six months. In consideration of the services rendered, the Company shall pay to the financial advisor $3,000 per month. In addition, the Company must also issue 250,000 shares to the financial advisor. As at January 31, 2009, the Company has included the fair value of the 250,000 shares to be issued of $1,500 in common stock subscribed. Refer to Note 9(f). Any payments over 45 days will be subject to a penalty fee of 40% of the total outstanding amount per week, and are to be paid via share issuance until the outstanding amount if paid in full. At January 31, 2009, the Company has included a fair value of $2,400 in common stock subscribed for penalty fee on outstanding amount due to the financial advisor.

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

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

9.	Common Stock (continued)

	f)	As at January 31, 2009, the Company has included the fair value of the 250,000 shares to be issued pursuant to the agreement described in note 8(c) of $1,500 in common stock subscribed.

	g)	As at January 31, 2009, the Company has included a fair value of $2,400 pursuant to the agreement described in note 8(c) in common stock subscribed for penalty fee on outstanding amount.

10.	Subsequent Event

In March 2007, the Company entered into a Note with a third party in the amount of $250,000 (the “Note”). On February 6, 2009, the third party assigned $100,000 to another third party. On February 10, 2009, the Company entered into a letter agreement wherein the Company has agreed to convert the debts into equity by the issuance of 200,000,000 shares of common stock at a deemed price of $0.0005 per share. Refer to Note 4(a).

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

Effective February 10, 2009, we entered into a debt conversion agreement with FundTech Solutions, LLC, wherein we have agreed to issue to Fundtech and its assignees, up to 200,000,000 shares of our common stock, in connection with the assignment of debt in the amount of $100,000 issued to FundTech by Epsom Investment Services N.V. Epsom has assigned to FundTech a portion of a convertible note issued by our company in March 2007 in the amount of $250,000.

On February 10, 2009, we authorized the issuance of an aggregate of 75,000,000 shares of our common stock to FundTech and its assignees pursuant to the debt conversion agreement. Subsequent to our quarter ended January 31, 2009, the remaining 125,000,000 shares of common stock were issued to FundTech and its assignees.

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

For the nine month period ended January 31, 2009, we incurred $74,500 in exploration costs.

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

Not accounting for our working capital deficit of $1,001,350, we require additional funds of approximately $279,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended April 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $148 and a working capital deficit in the amount of $1,001,350 as of January 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

Purchase of Significant Equipment

We do intend to purchase mineral ore processing equipment over the twelve months ending January 31, 2010.

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

Results of Operations

Three Months Ended January 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2009 which are included herein.

Three month Summary ending January 31, 2009 and 2008

		Three Months Ended
		January 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$69,270		$115,255
Net Loss		$(69,270)		$(115,255)

Expenses

Our operating expenses for the three month periods ended January 31, 2009 and 2008 are outlined in the table below:

		Three Months Ended
		January 31
		2009	2008
Foreign exchange loss (gain)		$(671)	$(534)
General and administrative		$55,441	$35,789
Impairment of mineral property costs	$	Nil	$50,000
Mineral exploration costs		$14,500	$30,000

Operating expenses for the three months ended January 31, 2009, decreased by 39.9% as compared to the comparative period in 2008 primarily as a result of a decrease in mineral exploration costs and impairment of mineral property costs.

Nine month Summary ending January 31, 2009 and 2008

		Nine Months Ended
		January 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$285,289		$724,678
Net Loss		$(285,289)		$(724,678)

Expenses

Our operating expenses for the nine month periods ended January 31, 2009 and 2008 are outlined in the table below:

		Nine Months Ended
		January 31
		2009	2008
Foreign exchange loss (gain)		$(18,239)	$2,052
General and administrative		$229,028	$106,571
Impairment of mineral property costs	$	Nil	$475,000
Mineral exploration costs		$74,500	$141,055

Operating expenses for the nine months ended January 31, 2009, decreased by 60.6 % as compared to the comparative period in 2008 primarily as a result of a decrease in mineral exploration costs and impairment of mineral property costs.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	April 31
	2009	2008
Current assets	$148	$19,105
Current liabilities	1,001,498	733,290
Working capital deficit	$1,001,350	$(714,185)

Cash Flows

	Nine Months Ended
	January 31,	January 31,
	2009	2008
Net Cash Used in Operating Activities	$(214,579)	$(82,366)
Net Cash Used in investing activities	Nil	(100,000)
Net Cash Proved by Financing Activities	214,545	94,054
Net increase (decrease) in cash during period	$(34)	$(88,312)

Operating Activities

Net cash used in operating activities was $214,579 in the nine months ended January 31, 2009 compared with net cash used in operating activities of ($82,366) in the same period in 2008.

Investing Activities

Net cash used in investing activities was $Nil in the nine months ended January 31, 2009 compared to net cash used in investing activities of ($100,000) in the same period in 2008.

Financing Activities

Net cash provided by financing activities was $214,545 in the nine months ended January 31, 2009 compared to $94,054 in the same period in 2008. This is attributable to proceeds from convertible debentures and proceeds from loans received.

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

On August 6, 2008, Minera Primecap Geological Services, S.A. entered into an assignment of debt with Tuxedo Holdings Ltd., wherein Minera has assigned their interest in the services agreement dated February 28, 2007 between our company and Minera Primecap Geological Services, S.A. We are now indebted to Tuxedo under the assignment of debt in the amount of $250,000. During the nine month period ended January 31, 2009, our company settled $125,000 of the debt by issuing 87,500,000 shares of common stock.

On August 6, 2008, Tuxedo Holdings Ltd. entered into an assignment of debt agreement with Outboard Investments, Ltd. and Ice Cap Holdings, Ltd., wherein Tuxedo assigned to each of Outboard and Ice Cap $10,000 of the debt owed by our company. As a result of this assignment agreement, we are now indebted to Tuxedo in the amount of $105,000, to Outboard in the amount of $10,000 and to Ice Cap in the amount of $10,000.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2009 is $3,553,305. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Because we will have to spend additional funds to determine if we have a reserve, if we cannot raise the money we will have to cease operations and you could lose your investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective February 10, 2009, we issued 75,000,000 shares of common stock to four (4) U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon relying upon Rule 506 of Regulation D of the Securities Act of 1933, pursuant a debt conversion agreement with FundTech Solutions, LLC.

Between February 24, 2009 and March 5, 2009 we issued 125,000,000 shares of common stock to five (5) U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon relying upon Rule 506 of Regulation D of the Securities Act of 1933, pursuant a debt conversion agreement with FundTech Solutions, LLC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

(10)	Material Contracts

10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)

10.3	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

10.4	Unsecured Promissory Note effective September 2, 2008 with Estella Management Holdings

10.5*	Partial Settlement Agreement and Release dated August 20, 2008

10.7*	Partial Settlement Agreement and Release dated September 17, 2008

10.8*	Partial Settlement Agreement and Release dated October 2, 2008

10.9*	Partial Settlement Agreement and Release dated October 16, 2008

10.10*	Debt Conversion Agreement between our company and FundTech Solutions, LLC

(14)	Code of Ethics

14.1	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

Exhibit
Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMINI EXPLORATIONS, INC.
(Registrant)

Dated: March 23, 2009	/s/ Michael Hill
Michael Hill
President, Chief Executive Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)