Form 10-K
period 2009-04-30
GEMINI EXPLORATIONS, INC.
filed 2009-08-13
CIK 1373693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52399

Gemini Explorations, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 103, 240-11th Avenue SW, Calgary, Alberta Canada	T2R 0C3
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 403.697.4877

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ x ] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 21, 2009 was $313,512 based on a $0.07 closing price for the Common Stock on July 21, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,483,749 shares of common stock issued & outstanding as of August 11, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Gemini Explorations, Inc. a Nevada corporation, unless otherwise indicated.

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

Pursuant to the note we received advances of $50,000 each on September 24, 2008, and October 14, 2008 and $25,000 each on March 26, 2009, March 30, 2009 and April 17, 2009.

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Effective June 18, 2009, we effected a two-hundred (200) for one (1) share consolidation of our issued and outstanding common stock. As a result, our authorized capital decreased from 900,000,000 shares of common stock with a par value of $0.001 to 4,500,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 896,750,000 shares of common stock to 4,483,750 shares of common stock.

The consolidation become effective with the Over-the-Counter Bulletin Board at the opening for trading on June 23, 2009 under the new stock symbol “GMXS”. Our new CUSIP number is 368657 409.

Effective June 30, 2009, our board of directors unanimously approved an amendment to Article II, Section 5 of our bylaws. Prior to the amendment, a quorum at a meeting of our stockholders was a majority of the shares of our common stock entitled to vote on a matter represented at the meeting in person or by proxy. The amendment decreases the quorum requirement to require stockholders holding at least five percent (5%) of the shares of our common stock entitled to vote on the matter represented at the meeting in person or by proxy. As at the date of this Annual Report, we have filed a preliminary Schedule 14A, Proxy Statement, and we intend to hold a meeting of our stockholders on August 20, 2009, subject to compliance with all applicable securities laws.

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

During the year ended April 30, 2009 meetings were held with potential JV partners with the goal of executing a JV agreement, which would serve to expedite the accomplishment of the transition of La Tapata into a profitable production gold mine and expedite the exploration work on La Planda.

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

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2009 is $4,245,300. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real property. Our principal business offices are located at Suite 103, 240-11th Avenue SW, Calgary, Alberta Canada T2R 0C3. We currently lease our space at an annual cost of Cdn$13,800. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

La Planada Property

Description, Location and Access

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

La Tapata Property (previously named Los Chorros Property)

Description, Location and Access

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

Exploration History

During the quarter ended April 30, 2008, sampling and trenching were conducted on the La Tapata property. In addition, we are in the process of mine upgrade designing and expansion planning. RMS Ross Corporation, a company that provides us with consulting services for mining operations, met with senior management and geologists of Minera Primecap Geological Services in Colombia to plan the mill design and upgrade.

Future Exploration

As part of the process to place the mine into operation the company intends to carry out the last of the geological/mineralogical surveys required to finalize the details of the plan to maximize the cost effectiveness of the actual production and processing operation. includes the decision to determine the economic viability of selecting the appropriate technology process which would allow for the production of silver, copper and lead in addition to gold.

Item 3.	Legal Proceedings

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

On March 19, 2009, April 1, 2009, April 8, 2009, April 16, 2009 and April 23, 2009, we entered into additional partial settlement agreements and releases with Tuxedo, Ice Cap and Outboard. Under the agreements, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the total agreed upon sum of $50,000 which amount shall be deducted from the balance due and owing under the service agreement which is $125,000. In consideration for the partial settlement and release, we have agreed to issue 150,000,000 freely trading common shares to each of Tuxedo and Ice Cap and 200,000,000 freely trading common shares to Outboard. Such shares were issued in reliance upon Section 3(a)(10) of Securities Act of 1933.

The parties agree that delivery of the freely trading settlement shares shall satisfy our obligation to the extent stated above regarding the debenture.

Item 4.	Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2009.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2009	$0.0025	$0.0004
January 31, 2009	$0.0033	$0.0015
October 31, 2008	$0.047	$0.0004
July 31, 2008	$0.095	$0.033
April 30, 2008	$0.10	$0.02
January 31, 2008	$0.22	$0.08
October 31, 2007	$0.18	$0.06
July 31, 2007	$0.49	$0.11
April 30, 2007	$1.09	$0.27

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

On July 21, 2009, the list of stockholders for our shares of common stock showed 14 registered stockholders and 4,483,749 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on January 26, 2006. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2009.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	N/A	N/A	N/A

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2009.

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

On each of March 19, 2009, April 1, 2009, April 8, 2009, April 16, 2009 and April 23, 2009, we agreed to issue to 100,000,000 freely trading shares of our common stock. Such shares were issued in connection with a partial settlement agreement and release dated October 16, 2008. The shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2009 and April 30, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period, we intend to focus our efforts on our La Planada property and to continue the mine upgrade design and planning on our La Tapata property. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further exploration and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

Not accounting for our working capital deficit of $957,156, we require additional funds of approximately $279,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do intend to invest up to $1,000,000 in capital expenditures during the twelve-month period ending April 30, 2010.

General and Administrative Expenses

We expect to spend $180,000 during the twelve-month period ending April 30, 2009 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do anticipate expending funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2010.

Purchase of Significant Equipment

We do intend to purchase equipment over the twelve months ending April 30, 2010.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. As at April 30, 2009, our only employees were our directors and officers and one administrative assistant.

Results of Operations for the Years Ended April 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2009 and 2008.

Our operating results for the years ended April 30, 2009 and 2008 are summarized as follows:

		Year Ended
		April 30
		2009		2008

Revenue	$	Nil	$	Nil
Operating Expenses		$387,622		$828,614
Net Loss		$(387,622)		$(828,614)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended April 30, 2009 and April 30, 2008 are outlined in the table below:

		Year Ended
		April 30
		2009	2008

Foreign exchange gain (loss)		$(17,553)	$1,923
General and administrative		$310,675	$151,909
Impairment of mineral property costs	$	Nil	$475,000
Mineral exploration costs		$94,500	$199,782

The decrease in operating expenses for the year ended April 30, 2009, compared to the same period in fiscal 2008, was mainly due to a decrease in impairment of mineral property costs and mineral exploration costs.

Liquidity and Financial Condition

As of April 30, 2009, our total assets were $6,724 and our total current liabilities were $963,880 and we had a working capital deficit of $957,156. Our financial statements report a net loss of $1,984,374 for the year ended April 30, 2009, and a net loss of $4,245,300 for the period from January 26, 2006 (date of inception) to April 30, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At	At
		April 30, 2009	April 30, 2008

Net Cash Used in Operating Activities		$(283,762)	$(161,917)
Net Cash Used In Investing Activities	$	Nil	$(50,000)
Net Cash Provided by Financing Activities		$290,304	$123,787
Increase (Decrease) In Cash		$6,542	$182

We had cash in the amount of $6,724 as of April 30, 2009 as compared to $182 as of April 30, 2008. We had a working capital deficit of $957,156 as of April 30, 2009 compared to working capital deficit of $714,185 as of April 30, 2008.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, the fair value of derivative liabilities, stock-based compensation, donated expenses, and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected

Mineral Property Costs

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

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income

NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on our company’s consolidated financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our company's future financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

Our company is currently evaluating the impact, if any, that the adoption of these FSPs will have on our financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 12, 2009.
Audited Balance Sheet as at April 30, 2009.
Audited Statements of Operations for the year ended April 30, 2009 and for the year ended April 30, 2008.
Audited Statements of Changes in Stockholders' Equity for the year ended April 30, 2009 and for the year ended April 30, 2008.
Audited Statements of Cash Flows for the year ended April 30, 2009 and for the year ended April 30, 2008.
Notes to the Financial Statements.

Gemini Explorations, Inc.
(An Exploration Stage Company)

April 30, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Gemini Explorations, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gemini Explorations, Inc. (An Exploration Stage Company) as of April 30, 2009 and 2008 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated from January 26, 2006 (Date of Inception) to April 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Gemini Explorations, Inc., as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated from January 26, 2006 (Date of Inception) to April 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
August 12, 2009

Gemini Explorations, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	April 30,
	2009	2008
	$	$
ASSETS
Current Assets
Cash	6,724	182
Prepaid expenses (Note 9(p))	–	18,923
Total Current Assets	6,724	19,105
Property and equipment (Note 3)	323	676
Total Assets	7,047	19,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	129,036	221,380
Accrued liabilities	40,051	–
Convertible debt, less unamortized discount of $50,711 (Note 7)	235,242	–
Derivative liability (Note 7)	170,460	–
Due to a related party (Note 5)	–	38,123
Loans payable (Note 4)	389,091	473,787
Total Liabilities	963,880	733,290
Contingencies and Commitments (Note 1, 6 and 8)
Stockholders’ Deficit
Common stock, 4,500,000 shares authorized, $0.001 par value;
4,283,750 shares issued and outstanding (April 30, 2008 – 346,250 shares)	4,284	346
Additional paid-in capital	3,274,433	1,537,321
Donated capital	9,750	9,750
Deficit accumulated during the exploration stage	(4,245,300)	(2,260,926)
Total Stockholders’ Deficit	(956,833)	(713,509)
Total Liabilities and Stockholders’ Deficit	7,047	19,781

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	January 26, 2006	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to April 30,	April 30,	April 30,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses
Foreign exchange gain (loss)	(16,023)	(17,553)	1,923
General and administrative (Note 5)	549,275	310,675	151,909
Impairment of mineral property costs (Note 6(b))	1,780,789	–	475,000
Mineral exploration costs	346,398	94,500	199,782
Total Expenses	2,660,439	387,622	828,614
Net Loss from Operations	(2,660,439)	(387,622)	(828,614)
Other Income (Expenses)
Gain on change of fair value of derivative liabilities
(Note 7)	15,440	15,440	–
Interest on convertible debt (Note 7)	(146,142)	(146,142)	–
Loss on settlement of debt (Note 9)	(1,454,159)	(1,466,050)	–
Net Loss	(4,245,300)	(1,984,374)	(828,614)

Net Loss Per Share – Basic and Diluted		(2.01)	(2.65)

Weighted Average Shares Outstanding		989,210	313,075

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	January 26, 2006	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to April 30,	April 30,	April 30,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss	(4,245,300)	(1,984,374)	(828,614)
Adjustments to reconcile net loss to net cash used in
operating activities:
Interest on convertible debt	146,142	146,142	–
Amortization	736	353	354
Donated rent and services	9,750	–	–
Impairment of mineral property costs	1,780,789	–	475,000
Loss on settlement of debt	1,454,159	1,466,050	–
Gain on change in fair value of derivative liabilities	(15,440)	(15,440)	–
Stock-based compensation	67,167	58,423	2,077
Changes in operating assets and liabilities:
Accounts payable	237,981	82,656	149,258
Accrued liabilities	66,606	551	13,763
Due to related party	11,891	(38,123)	26,245
Net Cash Used In Operating Activities	(485,519)	(283,762)	(161,917)
Investing Activities
Purchase of property and equipment	(1,059)	–	–
Mineral property costs	(105,789)	–	(50,000)
Net Cash Used in Investing Activities	(106,848)	–	(50,000)
Financing Activities
Proceeds from loans payable	398,091	24,304	123,787
Repayments of loans payable	(9,000)	(9,000)	–
Proceeds from convertible debt	275,000	275,000	–
Proceeds from issuance of common stock	35,000	–	–
Repurchase of common stock	(100,000)	–	–
Net Cash Flows Provided By Financing Activities	599,091	290,304	123,787
Increase (Decrease) in Cash	6,724	6,542	(88,130)
Cash - Beginning of Year	–	182	88,312
Cash - End of Year	6,724	6,724	182

Non-cash Investing and Financing Activities
Common shares issued to settle debt	1,741,050	1,741,050	–
Stock issued for mineral property costs	1,575,000	–	425,000

Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
For the Period from January 26, 2006 (Date of Inception) to April 30, 2009
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional		Common	During the
			Paid-in	Donated	Stock	Exploration
	Shares	Amount	Capital	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$	$
Balance – January 26, 2006 (Date of
Inception)	–	–	–	–	–	–	–
March 21, 2006 – common shares issued
for cash at $0.01111 per share	450,000	450	4,550	–	–	–	5,000
April 30, 2006 – common shares issued for
cash at $0. 1111 per share	270,000	270	29,730	–	–	–	30,000
Donated rent and services	–	–	–	2,250	–	–	2,250
Net loss for the period	–	–	–	–	–	(7,774)	(7,774)
Balance – April 30, 2006	720,000	720	34,280	2,250	–	(7,774)	29,476
February 27, 2007 – repurchase and
cancellation of common shares at $0.2222
per share	(450,000)	(450)	(99,550)	–	–	–	(100,000)
March 20, 2007 – issuance of shares for
services at a fair value of $0.2222 per
share	30,000	30	6,637	–	–	–	6,667
Shares issuable for mineral property
acquisition	–	–	–	–	1,150,000	–	1,150,000
Donated rent and services	–	–	–	7,500	–	–	7,500
Net loss for the year	–	–	–	–	–	(1,424,538)	(1,424,538)
Balance – April 30, 2007	300,000	300	(58,633)	9,750	1,150,000	(1,432,312)	(330,895)
December 5, 2007 – shares issued pursuant
to mineral property agreement	25,000	25	949,975	–	(575,000)	–	375,000
February 11, 2008 – shares issued pursuant
to mineral property agreement	12,500	12	574,988	–	(575,000)	–	–
April 16, 2008 – issuance of shares in lieu
of mineral property payment	7,000	7	49,993	–	–	–	50,000
April 16, 2008 – issuance of shares for
services at a fair value of $12.00 per share	1,750	2	20,998	–	–	–	21,000
Net loss for the year	–	–	–	–	–	(828,614)	(828,614)
Balance – April 30, 2008	346,250	346	1,537,321	9,750	–	(2,260,926)	(713,509)
Shares issued to settle debt at an average
fair value of $0.4422 per share	3,937,500	3,938	1,737,112	–	–	–	1,741,050
Net loss for the year	–	–	–	–	–	(1,984,374)	(1,984,374)
Balance – April 30, 2009	4,283,750	4,284	3,274,433	9,750	–	(4,245,300)	(956,833)

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Gemini Explorations, Inc. (the “Company”) was incorporated in the State of Nevada on January 26, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2009, the Company has a working capital deficit of $957,156, has never generated any revenues and has accumulated losses of $4,245,300 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants or the conversion of convertible debt. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 3,437,500 as at April 30, 2009 (Nil – April 30, 2008).

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Property and Equipment

Property and equipment consists of office furniture and equipment, which are recorded at cost and depreciated over their estimated useful life of three years on a straight-line basis.

h)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98- 1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company also follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs” for website development costs incurred. The Company capitalizes website development costs that meet the capitalization criteria contained in SOP No. 98-1 unless recoverability of costs is not assured. To date the Company has charged all website development costs to operations.

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

k)	Financial Instruments and Fair Value Measurements

Effective May 1, 2008, the first day of the Company's fiscal year 2009, the Company adopted SFAS 157 "Fair Value Measurements" and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115," for financial assets and liabilities. Adoption did not have a material effect on the Company's results of operations. FAS 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

The Company's financial instruments consist principally of cash, accounts payable, loans payable, derivative liability and convertible debt.

The Company’s operations are in Canada and the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

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

3.	Property and Equipment

			April 30,	April 30,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Office furniture and equipment	1,059	736	323	676

4.	Loans Payable

a)

As at April 30, 2009, the Company owes $100,000 (2008 - $100,000) to a third party for advances and funds advanced to the vendor of the mineral properties acquired by the Company (as described in Note 6) on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for $100,000 of the amount owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. As at April 30, 2009, the Company owes an additional $184,000 (April 30, 2008 - $284,000) to the same third party. The amount due is non-interest bearing, unsecured and due on demand. On February 6, 2009, the third party assigned $100,000 of the $284,000 outstanding at April 30, 2008 to another third party. On February 10, 2009, the Company entered into a letter agreement wherein the Company has agreed to settle the $100,000 debt by the issuance of 1,000,000 split-adjusted shares of common stock at a deemed price of $0.10 per share. The Company recorded a loss on settlement of debt of $260,000. Refer to Note 9(i).

	b)	As at April 30, 2009 and 2008, the Company owes $25,146 (Cdn$30,000) to a third party which is non- interest bearing, unsecured and due on demand.

	c)	As at April 30, 2009, the Company owes $79,945 (2008 - $60,000) to a third party which is non-interest bearing, unsecured and due on demand.

5.	Related Party Transactions and Balances

a)

As at April 30, 2009, the Company is indebted to the President of the Company in the amount of $nil (2008 - $38,123) representing expenses paid on behalf of the Company. The amount owing is non-interest bearing, unsecured and due on demand.

	b)	During the year ended April 30, 2009, the Company paid $85,239 (2008 - $nil) of management fees to the President of the Company.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Mineral Properties

a)

On February 9, 2007, the Company acquired a 100% interest, subject to a 2% net smelter return, in a mineral property located in Los Andes, Sotomayor, Narino, for consideration of $150,000 (paid) and 25,000 split- adjusted shares of common stock of the Company. As at April 30, 2007, the Company had recorded $1,150,000 as common stock subscribed and recognized an impairment loss of $1,300,000, as it has not yet been determined whether there are proven or probable reserves on the property. On December 5, 2007, the Company issued 12,500 split-adjusted shares of common stock, and on February 11, 2008, the Company issued the remaining 12,500 split-adjusted shares issuable pursuant to the mineral property.

b)

On August 23, 2007, the Company entered into a mining acquisition agreement to acquire a producing gold property in the El Bagre-Zargoza mining district, Colombia. Pursuant to the mining acquisition agreement, the Company can acquire an 80% interest for consideration of $100,000 and the issuance of 12,500 split- adjusted shares of the Company’s common stock. The cash portion is to be paid in three separate payments of which $10,000 will be paid on or before September 2, 2007 (paid), $40,000 by October 22, 2007 (paid) and the balance of $50,000 by November 21, 2007. On April 16, 2008, the Company issued 7,000 split-adjusted shares of common stock in lieu of the $50,000 option payment. The Company has the right of refusal to acquire the remaining 20% interest in the mine within 18 months of the effective date. The property is subject to a 2% net smelter return royalty. On December 5, 2007, the Company issued the 12,500 split-adjusted shares of common stock with a fair value of $375,000. As at April 30, 2008, the Company recognized an impairment loss of $475,000, as it has not yet been determined whether there are proven or probable reserves on the property.

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the year ended April 30, 2009, the Company recognized a loss on the change in the fair value of the conversion feature of $678 increasing the carrying value of the derivative liability to $50,101.

For the year ended April 30, 2009, the Company accreted interest expense of $49,423 increasing the carrying value of the note to $100,000.

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

Pursuant to the note the Company received advances of $50,000 each on September 24, 2008, and October 14, 2008 and $25,000 each on March 26, 2009, March 30, 2009 and April 17, 2009. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature, pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, was accounted for as a derivative liability. The Company calculated the fair value of the conversion feature and recognized a discount of $136,477, being the difference between the face value and the fair value of the conversion feature.

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the year ended April 30, 2009, the Company recognized a gain on the change in the fair value of the conversion feature of $16,118 increasing the carrying value of the derivative liability to $120,359.

For the year ended April 30, 2009, the Company accreted interest expense of $85,766 increasing the carrying value of the note to $124,289.

	c)	At April 30, 2009, accrued convertible interest of $10,953 has been recorded on the convertible debentures.

8.	Commitments and Contingency

a)

On August 7, 2008, a legal action was filed against the Company for $250,000 in principal plus interest for amounts owing pursuant to mineral exploration services provided to the Company. The Company does not dispute the amount owing and has recorded the appropriate amount owing in accounts payable. The Company has been unable to pay the amount owed due to lack of funds. During the year ended April 30, 2009, the Company settled $175,000 of the debt by issuing 2,937,500 split-adjusted shares of common stock and recorded a loss on the settlement of debt of $1,206,050.

b)

On October 1, 2008, the Company entered into an agreement with a financial advisor who will provide financial advisory services for six months. In consideration of the services rendered, the Company shall pay to the financial advisor $3,000 per month. In addition, the Company must also issue 1,250 split-adjusted shares to the financial advisor. As at April 30, 2009, the Company has included the fair value of the 1,250 split-adjusted shares to be issued of $1,500 in accrued liabilities. Refer to Note 9(c). Any payments over 45 days will be subject to a penalty fee of 40% of the total outstanding amount per week, and are to be paid via share issuance until the outstanding amount if paid in full. At April 30, 2009, the Company has included a fair value of $38,000 in accrued liabilities for penalty fees on outstanding amounts due to the financial advisor. Refer to Note 9(b).

9.	Common Stock

a)

On June 18, 2009, the Company effected a 200:1 share consolidation of the authorized, issued and outstanding common stock. The authorized share capital was decreased from 900,000,000 shares of common stock to 4,500,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

b)	As at April 30, 2009, the Company has included a fair value of $38,000 pursuant to the agreement described in Note 8(b) in accrued liabilities for penalty fees on outstanding amounts.

c)	As at April 30, 2009, the Company has included the fair value of the 1,250 split adjusted shares to be issued pursuant to the agreement described in Note 8(b) of $1,500 in accrued liabilities.

d)	On April 23, 2009, the Company issued 500,000 split-adjusted shares to settle $10,000 of accounts payable. The Company recorded a loss on settlement of debt of $50,000.

e)	On April 16, 2009, the Company issued 500,000 split-adjusted shares to settle $10,000 of accounts payable. The Company recorded a loss on settlement of debt of $60,000.

f)	On April 8, 2009, the Company issued 500,000 split-adjusted shares to settle $10,000 of accounts payable. The Company recorded a loss on settlement of debt of $60,000.

g)	On April 1, 2009, the Company issued 500,000 split-adjusted shares to settle $10,000 of accounts payable. The Company recorded a loss on settlement of debt of $80,000.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

9.	Common Stock (continued)

	h)	On March 19, 2009, the Company issued 500,000 split-adjusted shares to settle $10,000 of accounts payable. The Company recorded a loss on settlement of debt of $80,000.

i)

On February 10, 2009, the Company issued 1,000,000 split-adjusted shares of common stock at a deemed price of $0.10 per share to settle $100,000 of debt. The Company recorded a loss on settlement of debt of $260,000. Refer to Note 4(a).

	j)	On October 16, 2008, the Company issued 120,000 split-adjusted shares to settle $15,000 of accounts payable. The Company recorded a loss on settlement of debt of $73,800.

	k)	On October 2, 2008, the Company issued 97,500 split-adjusted shares to settle $15,000 of accounts payable. The Company recorded a loss on settlement of debt of $111,750.

	l)	On September 17, 2008, the Company issued 100,000 split-adjusted shares to settle $20,000 of accounts payable. The Company recorded a loss on settlement of debt of $104,000.

	m)	On August 20, 2008, the Company issued 67,500 split-adjusted shares to settle $30,000 of accounts payable. The Company recorded a loss on settlement of debt of $253,500.

	n)	On August 7, 2008, the Company issued 52,500 split-adjusted shares to settle $45,000 of accounts payable. The Company recorded a loss on settlement of debt of $333,000.

	o)	On April 16, 2008, the Company issued 7,000 split-adjusted shares of common stock in lieu of the $50,000 mineral property payment referred to in Note 6(b).

p)

On April 16, 2008, the Company issued 1,750 split-adjusted shares of common stock with a fair value of $21,000 pursuant to an investor relations agreement. As at April 30, 2008, $18,923 was included in prepaid expenses.

	q)	On February 11, 2008, the Company issued 12,500 split-adjusted shares of common stock pursuant to the mineral property agreement referred to in Note 6(a).

r)

On December 5, 2007, the Company issued 12,500 split-adjusted shares of common stock pursuant to the mineral property agreement referred to in Note 6(a) and 12,500 shares of common stock pursuant to the mineral property agreement referred to in Note 6(b).

s)

On July 10, 2007, the Company effected a 2:1 forward stock split of the authorized, issued and outstanding common stock. The authorized share capital was increased from 2,250,000 split-adjusted shares of common stock to 3,600,000 split-adjusted shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

10.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has net operating losses carried forward of approximately $1,046,000 available to offset taxable income in future years which expire beginning in fiscal 2026. Pursuant to SFAS No. 109, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

10.	Income Taxes (continued)

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended April 30, 2009 and 2008 as a result of the following:

	Year Ended	Year Ended
	April 30,	April 30,
	2009	2008
	$	$
Income tax recovery at statutory rate	(694,530)	(290,015)
Permanent differences	561,363	151,412
Temporary differences	49	50
Change in valuation allowance	133,118	138,553
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities as at April 30, 2009 and 2008, after applying enacted corporate income tax rates, are as follows:

	April 30,	April 30,
	2009	2008
	$	$
Net operating losses carried forward	365,937	232,819
Valuation allowance	(365,937)	(232,819)
Net deferred income tax asset	–	–

11.	Fair Value Measurements

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

11.	Fair Value Measurements (continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of April 30, 2009 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	April 30, 2009
	$	$	$	$
Assets:
Cash	6,724	–	–	6,724
Liabilities:
Convertible debt	–	235,242	–	235,242
Derivative liability	–	170,460	–	170,460
Total liabilities measured at fair value	–	405,702	–	405,702

We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

12.	Subsequent Events

a)

On June 18, 2009, the Company effected a 200:1 share consolidation of the authorized, issued and outstanding common stock. The authorized share capital was decreased from 900,000,000 shares of common stock to 4,500,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

b)	On May 11, 2009, Company issued 200,000 split-adjusted shares to settle $8,000 of accounts payable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A (T).	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting.

Our Management, comprised of our President (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), and our Board of Directors, are responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our Management, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2009 due to material weaknesses in our internal control over financial reporting as follows:

  material post closing audit adjustments relating to convertible debt transactions and recording of accounts payable;
  lack of segregation of duties with no compensating controls;
  inadequate security; and

Our Management continues to review processes and will make necessary changes to strengthen our system of internal controls over financial reporting

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our Management does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Michael Hill	President, Chief Executive Officer, Secretary, Treasurer and Director	48	January 5, 2007

Oscar Fernandez	Director	52	February 14, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

In 2002, Mr. Hill left Research Capital and started his own finance and consulting company. Since that time, Mr. Hill has been active in private and public companies operating in California, British Columbia and Colombia, South America.

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

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.      being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of

Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Gemini Explorations, Inc., Suite 103, 240 – 11th Avenue S.W., Calgary, Alberta T2R 0C3 Canada.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2009 and 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Hill Chief Executive Officer, President, Secretary and Treasurer (1)	2009 2008	85,239 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	85,239 Nil

Stock Options/SAR Grants

During the period from inception (January 26, 2006) to April 30, 2009, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2009 or April 30, 2008 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2009.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to April 30, 2009.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 21, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Owner(1)	of Class(2)

Michael Hill	Nil	N/A
Calgary, Alberta

Oscar Fernandez	5,000	0.11%
Medellin, Colombia

All Officers and Directors	5,000	0.11%
As a Group

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Director Independence

We currently act with two directors, consisting of Michael Hill and Oscar Fernandez. We have determined that Oscar Fernandez is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2009 and for fiscal year ended April 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2009 ($)	2008 ($)
Audit Fees	25,000	22,511
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	25,000	22,511

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)
(4)	Instruments defining the rights of security holders, including indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
(10)	Material Contracts
10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)
10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)
10.3	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)
10.4	Unsecured Promissory Note effective September 2, 2008 with Estella Management Holdings
10.5	Partial Settlement Agreement and Release dated August 20, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009)
10.6	Partial Settlement Agreement and Release dated August 7, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009
10.7	Partial Settlement Agreement and Release dated September 17, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009

Exhibit
Number	Description
10.8	Partial Settlement Agreement and Release dated October 2, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009
10.9	Partial Settlement Agreement and Release dated October 16, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009
10.10	Debt Conversion Agreement between our company and FundTech Solutions, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of the Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on September 19, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

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

Date: August 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer
/s/ Michael Hill	Secretary, Treasurer and Director	August 13, 2009
Michael Hill

/s/ Oscar Fernandez	Director	August 13, 2009
Oscar Fernandez