Form 10-Q
period 2009-07-31
GEMINI EXPLORATIONS, INC.
filed 2009-09-21
CIK 1373693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

[ ] YES    [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] YES    [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,483,749 common shares issued and outstanding as of September 10, 2009

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our unaudited interim financial statements for the three month period ended July 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Gemini Explorations, Inc.
(An Exploration Stage Company)

July 31, 2009

Gemini Explorations, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2009 $	April 30, 2009 $
ASSETS
Current Assets
Cash	4,387	6,724
Prepaid expenses	1,870	–
Total Current Assets	6,257	6,724
Property and equipment (Note 3)	235	323
Total Assets	6,492	7,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	135,734	129,036
Accrued liabilities	102,041	40,051
Convertible debt, less unamortized discount of $30,796 (Note 7)	336,541	235,242
Derivative liability (Note 7)	278,443	170,460
Loans payable (Note 4)	391,788	389,091
Total Liabilities	1,244,547	963,880
Contingencies and Commitments (Note 1, 6 and 8)
Stockholders’ Deficit
Common stock, 4,500,000 shares authorized, $0.001 par value;
4,483,750 shares issued and outstanding (April 30, 2009 – 4,283,750 shares)	4,484	4,284
Additional paid-in capital	3,302,233	3,274,433
Donated capital	9,750	9,750
Deficit accumulated during the exploration stage	(4,554,522)	(4,245,300)
Total Stockholders’ Deficit	(1,238,055)	(956,833)
Total Liabilities and Stockholders’ Deficit	6,492	7,047

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	January 26, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Foreign exchange (gain) loss	(12,854)	3,169	(2,297)
General and administrative (Note 5)	686,046	136,771	79,203
Impairment of mineral property costs (Note 6(b))	1,780,789	–	–
Mineral exploration costs	361,398	15,000	30,000

Total Expenses	2,815,379	154,940	106,906

Net Loss from Operations	(2,815,379)	(154,940)	(106,906)

Other Income (Expenses)

Loss on change of fair value of derivative liabilities
(Note 7)	(24,319)	(39,759)	–
Accretion Interest on convertible debt (Note 7)	(240,665)	(94,523)	–
Loss on settlement of debt (Note 9)	(1,474,159)	(20,000)	–

Net Loss	(4,554,522)	(309,222)	(106,906)

Net Loss Per Share – Basic and Diluted		(0.07)	–

Weighted Average Shares Outstanding		4,452,981	346,250

(The accompanying notes are an integral part of these financial statements)

Gemini Explorations, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	January 26, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss	(4,554,522)	(309,222)	(106,906)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accretion interest on convertible debt	240,665	94,523	–
Amortization	824	88	88
Donated rent and services	9,750	–	–
Impairment of mineral property costs	1,780,789	–	–
Loss on change in foreign exchange	2,697	2,697	–
Loss on settlement of debt	1,474,159	20,000	–
Loss on change in fair value of derivative liabilities	24,319	39,759	–
Stock-based compensation	67,167	–	18,923
Changes in operating assets and liabilities:
Prepaid expenses	(1,870)	(1,870)	–
Accounts payable	252,679	14,698	36,920
Accrued liabilities	128,596	61,990	24,047
Due to related party	11,891	–	(2,474)
Net Cash Used In Operating Activities	(562,856)	(77,337)	(29,402)
Investing Activities
Purchase of property and equipment	(1,059)	–	–
Mineral property costs	(105,789)	–	–
Net Cash Used in Investing Activities	(106,848)	–	–
Financing Activities
Proceeds from loans payable	398,091	–	29,222
Repayments of loans payable	(9,000)	–	–
Proceeds from convertible debt	350,000	75,000	–
Proceeds from issuance of common stock	35,000	–	–
Repurchase of common stock	(100,000)	–	–
Net Cash Flows Provided By Financing Activities	674,091	75,000	29,222
Increase (Decrease) in Cash	4,387	(2,337)	(180)
Cash - Beginning of Year	–	6,724	182
Cash - End of Year	4,387	4,387	2

Non-cash Investing and Financing Activities
Common shares issued to settle debt	1,769,050	28,000	–
Stock issued for mineral property costs	1,575,000	–	–

Supplemental Disclosures
Interest paid		–	–
Income taxes paid		–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2009, the Company has a working capital deficit of $1,238,290, has never generated any revenues and has accumulated losses of $4,554,522 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, the fair value of derivative liabilities, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants or the conversion of convertible debt. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 3,437,500 as at July 31, 2009 (Nil-July 31, 2008).

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	i)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company also follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs” for website development costs incurred. The Company capitalizes website development costs that meet the capitalization criteria contained in SOP No. 98-1 unless recoverability of costs is not assured. To date the Company has charged all website development costs to operations.

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

	k)	Asset Retirement Obligations

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

	l)	Financial Instruments and Fair Value Measurements

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R- 1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

3.	Property and Equipment

			July 31,	April 30,
			2009	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Office furniture and equipment	1,059	824	235	323

4.	Loans Payable

a)

As at July 31, 2009, the Company owes $100,000 (2008 - $100,000) to a third party for advances and funds advanced to the vendor of the mineral properties acquired by the Company (as described in Note 6) on behalf of the Company. The Company has received a subscription agreement in which the Company could issue 200,000 units at $0.50 per unit in exchange for $100,000 of the amount owing. Each unit would consist of one share of common stock and one share purchase warrant exercisable at $0.75 per share for a period of two years. As at July 31, 2009, the Company owes an additional $184,000 (July 31, 2008 - $284,000) to the same third party. The amount due is non-interest bearing, unsecured and due on demand.

Gemini Explorations, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

4	Loans Payable (continued)

	b)	As at July 31, 2009, the Company owes $27,843 (Cdn$30,000) (April 30, 2009 - $25,146) to a third party which is non- interest bearing, unsecured and due on demand.

	c)	As at July 31, 2009, the Company owes $79,945 (April 30, 2009 - $79,945) to a third party which is non-interest bearing, unsecured and due on demand.

5.	Related Party Transactions and Balances

During the three month period ending July 31, 2009, the Company paid $40,143 (2008 - $nil) of management fees to the President of the Company.

6.	Mineral Properties

a)

On February 9, 2007, the Company acquired a 100% interest, subject to a 2% net smelter return, in a mineral property located in Los Andes, Sotomayor, Narino, for consideration of $150,000 (paid) and 25,000 split-adjusted shares of common stock of the Company.

b)

On August 23, 2007, the Company entered into a mining acquisition agreement to acquire a producing gold property in the El Bagre-Zargoza mining district, Colombia. Pursuant to the mining acquisition agreement, the Company can acquire an 80% interest for consideration of $100,000 and the issuance of 12,500 split-adjusted shares of the Company’s common stock. The cash portion is to be paid in three separate payments of which $10,000 will be paid on or before September 2, 2007 (paid), $40,000 by October 22, 2007 (paid) and the balance of $50,000 by November 21, 2007. On December 5, 2007, the Company issued the 12,500 split-adjusted shares of common stock with a fair value of $375,000. On April 16, 2008, the Company issued 7,000 split-adjusted shares of common stock in lieu of the $50,000 option payment. The Company has the right of refusal to acquire the remaining 20% interest in the mine within 18 months of the effective date. The property is subject to a 2% net smelter return royalty.

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

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the three month period ended July 31, 2009, the Company recognized a loss on the change in the fair value of the conversion feature of $21,722 increasing the carrying value of the derivative liability to $71,823.

As at July 31, 2009, the carrying value of the note is $100,000.

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

Pursuant to the note the Company received advances of $50,000 each on September 24, 2008, and October 14, 2008 and $25,000 each on March 26, 2009, March 30, 2009, April 17, 2009, May 6, 2009, June 8, 2009 and July 17, 2009. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature, pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, was accounted for as a derivative liability. The Company calculated the fair value of the conversion feature and recognized a discount of $204,700, being the difference between the face value and the fair value of the conversion feature.

Pursuant to EITF 00-19 the Company will adjust the carrying value of the conversion feature to its fair value at each reporting date. During the three month period ended July 31, 2009, the Company recognized a loss on the change in the fair value of the conversion feature of $18,037 increasing the carrying value of the derivative liability to $206,620.

For the period ended July 31, 2009, the Company accreted interest expense of $88,139 increasing the carrying value of the note to $219,204.

	c)	At July 31, 2009, accrued convertible interest of $17,337 has been recorded on the convertible debentures.

8.	Commitments and Contingency

a)

On August 7, 2008, a legal action was filed against the Company for $250,000 in principal plus interest for amounts owing pursuant to mineral exploration services provided to the Company. The Company does not dispute the amount owing and has recorded the appropriate amount owing in accounts payable. The Company has been unable to pay the amount owed due to lack of funds. During the year ended April 30, 2009, the Company settled $175,000 of the debt by issuing 2,937,500 split-adjusted shares of common stock and recorded a loss on the settlement of debt of $1,206,050. During the three month period ended July 31, 2009, the Company settled $8,000 of the debt by issuing 200,000 split- adjusted shares of common stock and recorded a loss on the settlement of debt of $20,000. Refer to Note 9(a).

	b)	On October 1, 2008, the Company entered into an agreement with a financial advisor who will provide financial advisory services for six months. In consideration of the services rendered, the Company shall pay to the financial advisor $3,000 per month. In addition, the Company must also issue 1,250 split-adjusted shares to the financial advisor. As at July 31, 2009, the Company has included the fair value of the 1,250 split-adjusted shares to be issued of $1,500 in accrued liabilities. Any payments over 45 days will be subject to a penalty fee of 40% of the total outstanding amount per week, and are to be paid via share issuance until the outstanding amount if paid in full. At July 31, 2009, the Company has included a fair value of $90,000 in accrued liabilities for penalty fees on outstanding amounts due to the financial advisor.

9.	Common Stock

	a)	On May 11, 2009, Company issued 200,000 split-adjusted shares to settle $8,000 of accounts payable. Refer to Note 8(a).

b)

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2009 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2009
	$	$	$	$

Assets:
Cash	4,387	–	–	4,387

Liabilities:
Convertible debt	–	336,541	–	336,541
Derivative liability	–	278,443	–	278,443

Total liabilities measured at fair value	–	614,984	–	614,984

We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

11.	Subsequent Event

In accordance with SFAS 165, we have evaluated subsequent events through September 21, 2009, the date of issuance of the unaudited financial statements. During this period we did not have any material recognizable subsequent events.

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

Effective June 30, 2009, our board of directors unanimously approved an amendment to Article II, Section 5 of our bylaws. Prior to the amendment, a quorum at a meeting of our stockholders was a majority of the shares of our common stock entitled to vote on a matter represented at the meeting in person or by proxy. The amendment decreases the quorum requirement to require stockholders holding at least five percent (5%) of the shares of our common stock entitled to vote on the matter represented at the meeting in person or by proxy. As at the date of this Quarterly Report, we have filed a definitive Schedule 14A, Proxy Statement, and we intend to hold a meeting of our stockholders on September 21, 2009, subject to compliance with all applicable securities laws.

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

For the three month period ended July 31, 2009, we incurred $15,000 in exploration costs.

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

Over the next twelve months we intend to use any funds that we may have available to fund our operations and conduct exploration on our La Planada property and to continue the mine upgrade design and planning on our La Tapata property. We expect to review other potential exploration projects from time to time as they are presented to us.

Not accounting for our working capital deficit of $1,238,290, we require additional funds of approximately $1,350,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended April 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $4,387 and a working capital deficit in the amount of $1,238,290 as of July 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

We have a 100% interest in the exploitation license on the La Planada gold project and an 80% interest in the La Tapata project, both located in Colombia. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further exploration and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

Over the next twelve months we intend to use any funds that we may have available funds to fund our operations and conduct exploration on our La Planada property and to continue the mine upgrade design and planning on our La Tapata property as follows:

Estimated Net Expenditures During the Next Twelve Months
$
General, Administrative and Corporate Expenses	180,000
Exploration Expenses (consisting of roadwork, trenching, geologists, sampling, processing equipment purchases)	1,000,000
Professional fees	70,000
Additional Working Capital	100,000
Total	1,350,000

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

Purchase of Significant Equipment

We do intend to purchase mineral ore processing equipment over the twelve months ending July 31, 2010.

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

Results of Operations

Three Months Ended July 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2009 which are included herein.

Three month Summary ending July 31, 2009 and 2008

		Three Months Ended
		July 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$154,940		$106,906
Net Loss		$(154,940)		$(106,906)

Expenses

Our operating expenses for the three month periods ended July 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	July 31
	2009	2008
Foreign exchange loss (gain)	$3,169	$(2,297)
General and administrative	$136,771	$79,203
Mineral exploration costs	$15,000	$30,000

Operating expenses for the three months ended July 31, 2009, increased by 45% as compared to the comparative period in 2008 primarily as a result of a decrease in mineral exploration costs and impairment of mineral property costs.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	April 31
	2009	2009
Current assets	$6,257	$6,724
Current liabilities	1,244,547	963,880
Working capital deficit	$(1,238,290)	$(957,156)

Cash Flows

	Three Months Ended
	July 31,	July 31,
	2009	2008
Net Cash Used in Operating Activities	$(77,337)	$(29,402)
Net Cash Used in investing activities	Nil	Nil
Net Cash Proved by Financing Activities	75,000	29,222
Net increase (decrease) in cash during period	$(2,337)	$(180)

Operating Activities

Net cash used in operating activities was $77,337 in the three months ended July 31, 2009 compared with net cash used in operating activities of $29,402 in the same period in 2008.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended July 31, 2009 compared to net cash used in investing activities of $Nil in the same period in 2008.

Financing Activities

Net cash provided by financing activities was $75,000 in the three months ended July 31, 2009 compared to $29,222 in the same period in 2008. This is attributable to proceeds from convertible debentures and proceeds from loans received.

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

On March 19, 2009, April 1, 2009, April 8, 2009, April 16, 2009, April 23, 2009 and May 11, 2009, we entered into additional partial settlement agreements and releases with Tuxedo, Ice Cap and Outboard. Under the agreements, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the total agreed upon sum of $58,000 which amount shall be deducted from the balance due and owing under the service agreement which is $125,000. In consideration for the partial settlement and release, we have agreed to issue 150,000,000 freely trading common shares to each of Tuxedo and Ice Cap and 200,000,000 freely trading common shares to Outboard. Such shares were issued in reliance upon Section 3(a)(10) of Securities Act of 1933.

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

As of July 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 19, 2009, April 1, 2009, April 8, 2009, April 16, 2009, April 23, 2009 and May 11, 2009, we entered into additional partial settlement agreements and releases with Tuxedo, Ice Cap and Outboard. Under the agreements, each of Tuxedo, Ice Cap and Outboard have agreed to partially resolve their bona fide claim with our company for the total agreed upon sum of $58,000 which amount shall be deducted from the balance due and owing under the service agreement which is $125,000. In consideration for the partial settlement and release, we have agreed to issue 150,000,000 freely trading common shares to each of Tuxedo and Ice Cap and 200,000,000 freely trading common shares to Outboard. Such shares were issued in reliance upon Section 3(a)(10) of Securities Act of 1933.

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

We were incorporated in January 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2009 is $4,554,522. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on January 29, 2007)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on July 11, 2007)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Specimen Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

(10)	Material Contracts

10.1	Trust Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on August 23, 2006)

10.2	Mining Acquisition Agreement dated February 9, 2007 with Minera Primecap S.A. (incorporated by reference from our Current Report on Form 8-K, filed on March 15, 2007)

Exhibit
Number	Description

10.3	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

10.4	Unsecured Promissory Note effective September 2, 2008 with Estella Management Holdings

10.5	Partial Settlement Agreement and Release dated August 20, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009)

10.6	Partial Settlement Agreement and Release dated August 7, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009)

10.7	Partial Settlement Agreement and Release dated September 17, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009)

10.8	Partial Settlement Agreement and Release dated October 2, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009)

10.9	Partial Settlement Agreement and Release dated October 16, 2008 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009)

10.10	Debt Conversion Agreement between our company and FundTech Solutions, LLC (incorporated by reference from our Quarterly Report on Form 10-Q, filed on March 23, 2009)

(14)	Code of Ethics

14.1	Mining Acquisition Agreement dated August 23, 2007 with James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on August 31, 2007)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMINI EXPLORATIONS, INC.
(Registrant)

Dated: September 21, 2009	/s/ Michael Hill
Michael Hill
President, Chief Executive Officer, Secretary,
Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)