Form 10-K/A
period 2009-04-30
GEMINI EXPLORATIONS, INC.
filed 2012-02-06
CIK 1373693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [   ] No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [ x ] No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

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

4,483,749 shares of common stock issued & outstanding as of August 11, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note on Amendment:

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for our year ended April 30, 2009 filed with the Securities and Exchange Commission on August 13, 2009 (the “Original Report”) to state that our company is not a shell company (as defined in Rule 12b-2 of the Exchange Act) as was incorrectly marked on our Original Report.

No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way and other disclosures made in the Original Report.

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

Date: February 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer
/s/ Michael Hill	Secretary, Treasurer and Director	February 6, 2012
Michael Hill

/s/ Oscar Fernandez	Director	February 6, 2012
Oscar Fernandez